Form 10-Q
period 2021-03-31
Vizio Holding Corp.
filed 2021-05-12
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-40271
VIZIO HOLDING CORP.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

Delaware	3651	85-4185335
( State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
39 Tesla Irvine, California	(949) 428-2525	92618
(Address of principal executive offices)	(Registrants telephone number, including area code)	(Zip Code)
_____________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	VZIO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 183,967,114 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “could,” “would,” “will” or the negative of these terms or other comparable terminology. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to keep pace with technological advances in our industry and successfully compete in highly competitive markets;
•our expectations regarding future financial and operating performance, including our Device business, and the growth of our Platform+ business;
•our ability to continue to increase the sales of our Smart TVs;
•our ability to attract and maintain SmartCast Active Accounts;
•our ability to increase SmartCast Hours, including to attract and maintain popular content on our platform;
•our ability to attract and maintain relationships with advertisers;
•our ability to adapt to changing market conditions and technological developments, including with respect to our platform’s compatibility with applications developed by content providers;
•the impact of the COVID-19 pandemic on our business, operations and results of operations;
•our anticipated capital expenditures and our estimates regarding our capital requirements;
•the size of our addressable markets, market share, category positions and market trends;
•our ability to identify, recruit and retain skilled personnel, including key members of senior management;
•our ability to promote our brand and maintain our reputation;
•our ability to maintain, protect and enhance our intellectual property rights;
•our ability to introduce new devices and offerings and enhance existing devices and offerings;
•our ability to successfully defend litigation brought against us;
•our ability to comply with existing, modified or new laws and regulations applying to our business, including with respect to data privacy and security laws;
•our ability to implement, maintain and improve effective internal controls; and
•our ability to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach and to prevent system failures;
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking
ii

statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except per share amounts)

	As of
	March 31, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$435,135	$207,728
Accounts receivable, net	248,503	405,609
Other receivables due from related parties	815	978
Inventories	9,743	10,545
Income tax receivable	—	1,315
Other current assets	56,599	55,460
Total current assets	750,795	681,635
Property, equipment and software, net	9,829	7,929
Goodwill, net	44,788	44,788
Intangible assets, net	102	131
Deferred income taxes	25,424	26,652
Other assets	13,218	13,847
Total assets	$844,156	$774,982
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$159,680	$209,362
Accounts payable	128,365	166,805
Accrued expenses	146,043	154,959
Accrued royalties	77,223	81,143
Other current liabilities	12,081	5,272
Total current liabilities	523,392	617,541
Other long-term liabilities	7,810	8,210
Total liabilities	531,202	625,751
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Series A Convertible Preferred stock, $0.0001 par value; 0 and 250 shares authorized and 0 and 135 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	2,565
Common stock; $0.0001 par value; 1,000,000 and 675,000 Class A shares authorized, 85,470 and 150,831 Class A shares issued, and 85,036 and 150,831 Class A shares outstanding as of March 31, 2021 and December 31, 2020, respectively; 200,000 and 0 Class B shares authorized, 98,633 and 0 Class B shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; 150,000 Class C shares authorized; 0 Class C shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	18	15
Additional paid-in capital	262,799	98,885
Accumulated other comprehensive (loss) income	(72)	873
Retained earnings	50,209	46,893
Total stockholders’ equity	312,954	149,231
Total liabilities and stockholders' equity	$844,156	$774,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenue:
Device	$453,460	$308,855
Platform+	52,196	23,685
Total net revenue	505,656	332,540
Cost of goods sold:
Device	405,238	276,357
Platform+	13,753	8,456
Total cost of goods sold	418,991	284,813
Gross profit:
Device	48,222	32,498
Platform+	38,443	15,229
Total gross profit	86,665	47,727
Operating expenses:
Selling, general and administrative	67,851	30,116
Marketing	4,404	6,248
Depreciation and amortization	614	660
Total operating expenses	72,869	37,024
Income from operations	13,796	10,703
Interest income	82	348
Other (expense) income, net	(189)	345
Total non-operating (expense) income	(107)	693
Income before income taxes	13,689	11,396
Provision for income taxes	10,344	2,109
Net income	$3,345	$9,287

Net income attributable to Class A and Class B stockholders:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Weighted-average Class A and Class B common shares outstanding:
Basic	145,730	144,268
Diluted	157,174	146,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Other comprehensive income
Net income	$3,345	$9,287
Foreign currency translation adjustments, net of tax	(945)	(2)
Comprehensive income	$2,400	$9,285
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A, B, and C Shares	Amount
Balance at December 31, 2019	135	$2,445	150,597	$93,948	$152	$(55,462)	$41,083
Share-based compensation expense	—	—	—	1,339	—	—	1,339
Shares issued pursuant to incentive award plans	—	—	—	158	—	—	158
Foreign currency translation, net of tax	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	9,287	9,287
Balance at March 31, 2020	135	$2,445	150,597	$95,445	$150	$(46,175)	$51,865

Balance at December 31, 2020	135	$2,565	150,831	$98,900	$873	$46,893	$149,231
Share-based compensation expense	—	—	—	26,019	—	—	26,019
Shares issued pursuant to incentive award plans	—	—	391	—	—	—	—
Accretion of preferred stock dividends	—	29	—	—	—	(29)	—
Payment of accumulated preferred stock dividends		(594)	—	—	—	—	(594)
Conversion of Series A preferred stock upon IPO	(135)	(2,000)	30,316	2,000	—	—	—
Sale of common stock in IPO, net of $13,700 of underwriting fees and other offering costs	—	—	7,560	145,019	—	—	145,019
Forfeiture of RSA awards upon IPO	—	—	(4,995)	—	—	—	—
Shares withheld to cover withholding taxes at IPO			(434)	(9,121)	—	—	$(9,121)
Foreign currency translation, net of tax	—	—	—	—	(945)	—	(945)
Net income	—	—	—	—	—	3,345	3,345
Balance at March 31, 2021	—	$—	183,669	$262,817	$(72)	$50,209	$312,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$3,345	$9,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	614	660
Deferred income taxes	1,228	—
Share-based compensation expense	26,019	1,339
Changes in operating assets and liabilities:
Accounts receivable	157,102	172,180
Other receivables due from related parties	164	2,486
Inventories	808	3,889
Income taxes receivable	1,323	778
Other current assets	(1,338)	(1,381)
Other assets	628	(2,719)
Accounts payable due to related parties	(49,680)	(107,415)
Accounts payable	(38,249)	(69,752)
Accrued expenses	(19,659)	(38,892)
Accrued royalties	(3,920)	(115)
Income taxes payable	6,823	1,339
Other current liabilities	(17)	471
Other long-term liabilities	(400)	2,419
Net cash provided by (used in) operating activities	84,791	(25,426)
Cash flows from investing activities:
Purchase of property and equipment	(2,353)	(280)
Net cash used in investing activities	(2,353)	(280)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	158
Payment of dividends on Series A convertible preferred stock	(594)	—
Proceeds from IPO, net of $10,700 in offering costs	148,044	—
Payments of offering costs	(1,363)	—
Net cash provided by financing activities	146,087	158
Effects of exchange rate changes on cash and cash equivalents	(1,118)	(2)
Net increase (decrease) in cash and cash equivalents	$227,407	$(25,550)
Cash and cash equivalents at beginning of year	$207,728	$176,579
Cash and cash equivalents at end of year	$435,135	$151,029
Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income taxes	$69	$(56)
Cash paid for interest	$47	$38
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,366
Cash paid for amounts included in the measurement of operating lease liabilities	$720	$551
Payment to taxing authority in connection with shares directly withheld from employees not yet made	$9,121	$—
IPO costs not yet paid	$1,663	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)

Note 1. Organization and Nature of Business
VIZIO Holding Corp. was incorporated as a Delaware corporation on December 7, 2020 in order to facilitate the holding company reorganization of VIZIO, Inc. and its subsidiaries (together with VIZIO Holding Corp., the “Company” or “VIZIO”). VIZIO, Inc. was incorporated in the State of California on October 21, 2002 and commenced operations in January 2003. On March 12, 2021, VIZIO Holding Corp. acquired 100% of the outstanding shares of VIZIO, Inc.
The Company’s devices include high-performance Smart televisions (“Smart TVs”), sound bars, and accessories. These products are sold to retailers and through online channels throughout the United States. Additionally, VIZIO launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence and services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree, as well as VIZIO Free Channels. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
VIZIO purchases all of its products from manufacturers based in Asia. Since inception, the Company has purchased a portion of its televisions from one manufacturer who holds a noncontrolling interest in the Company through its ownership of voting common stock. Since 2012, VIZIO has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
Reorganization Transaction
On March 12, 2021, the Company implemented a holding company structure through the merger of VIZIO Reorganization Sub, LLC, a wholly-owned subsidiary of VIZIO Holding Corp., pursuant to an agreement and plan of merger, with and into VIZIO, Inc., with VIZIO, Inc. surviving as a wholly-owned subsidiary of VIZIO Holding Corp (the “Reorganization Transaction”). As a result of the Reorganization Transaction:
•VIZIO Holding Corp. became a holding company with no material assets other than 100% of the equity interests of VIZIO, Inc.;
•Each share of Class A common stock and Series A convertible preferred stock, respectively, of VIZIO, Inc. was cancelled in exchange for the issuance of one share of Class A common stock and Series A convertible preferred stock, respectively, of VIZIO Holding Corp.;
•VIZIO Holding Corp. began consolidating the financial results of VIZIO, Inc. and its subsidiaries;
•VIZIO Holding Corp. assumed the VIZIO, Inc. 2007 Incentive Award Plan and the VIZIO, Inc. 2017 Incentive Award Plan, and the stock options and other awards granted thereunder, on a one-for-one basis and on the same terms and conditions; and
•All of the business operations continue to be conducted through VIZIO, Inc. and its subsidiaries.
Between the incorporation of VIZIO Holding Corp. on December 7, 2020 and the completion of the Reorganization Transaction, VIZIO Holding Corp. did not conduct any activities other than those incidental to its formation and preparation for the IPO (as defined below).
Forward Stock Split
On March 15, 2021, the Company amended its Amended and Restated Certificate of Incorporation to effect a nine-for-one forward stock split of the Company’s Class A common stock. The number of authorized shares of Class A common stock was proportionally increased in accordance with the nine-for-one stock split, and the par value of the Class A common stock was not adjusted as a result of this forward stock split. As a result of the stock split, each share of the Company’s Series A preferred stock became convertible into 225 shares of Class A common stock. All Class A common stock, stock options, RSUs and per share information presented within these unaudited condensed consolidated financial statements and related notes have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Initial Public Offering
On March 29, 2021, the Company closed its initial public offering (“IPO”) of 12,250,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company issued and sold 7,560,000 shares of Class A common stock, and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock. The Company received net proceeds of approximately $145.1 million after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of $3.0 million. On March 31, 2021, certain existing stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the selling stockholders.
Immediately prior to the completion of the IPO, 134,176 shares of Series A redeemable convertible preferred stock then outstanding converted into 30,315,600 shares of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 1,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock. Immediately after the conversion and prior to the completion of the IPO, a total of 98,633,025 shares of Class A common stock held by William Wang and his respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock and Class C common stock. See Note 9 to these unaudited condensed consolidated financial statements for further information.
Impact of COVID-19
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year progressed. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The full impact of COVID-19 on the Company’s results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. However, to date the Company has not been negatively impacted by the COVID-19 pandemic despite the global shipping delays caused by port congestion during the first quarter of 2021.
Note 2. Summary of Significant Accounting Policies
Other than policies updated below, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” of the audited consolidated financial statements for the year ended December 31, 2020, which are included in our prospectus filed pursuant to Rule 424(b)(4) on March 25, 2021 (the “Prospectus”).
Basis of Consolidation
The Company has prepared these accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These unaudited condensed consolidated financial statements include the accounts of VIZIO and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of most of the foreign subsidiaries is the U.S. dollar. The accounts of these remaining foreign subsidiaries have been translated using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement of these accounts from local currencies into U.S. dollars are recorded in other comprehensive income in these unaudited condensed consolidated financial statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the transaction date.
The condensed consolidated balance sheet as of December 31, 2020 and included herein was derived from the audited financial statements as of the same date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Prospectus. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
loss and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the allowances for doubtful accounts and sales returns, reserves for excess and obsolete inventory, accrued price protection and rebates, accrued royalties, share-based compensation, intellectual property and related intangible assets, valuation of deferred tax assets and other contingencies. Supplier and customer concentrations also increase the degree of uncertainty inherent in these estimates and assumptions.
Customer Allowances
The Company offers sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. The Company records cooperative advertising and market development fund programs with customers as a reduction to revenue unless the Company receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received. These arrangements are recorded as accrued liabilities. Cooperative advertising arrangements recorded as a reduction of net revenue totaled $850 and $938 for the three months ended March 31, 2021 and 2020, respectively.
Research and Development Costs
Research and development expense consists primarily of employee-related costs, including salaries and bonuses, share-based compensation expense, and employee benefits costs, third-party contractor costs, and related allocated overhead costs. In certain cases, costs are incurred to purchase materials and equipment for future use in research and development efforts. These costs are capitalized and expensed as consumed. Research and development costs were $9,833 and $3,692 for the three months ended March 31, 2021 and 2020, respectfully, and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued guidance, ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting standard. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 ("ASC 740") as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard is effective for the Company for the year ending December 31, 2021. The adoption of this standard did not result in a material impact to the Company’s consolidated financial statements.
There have been no further developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the audited consolidated financial statements included in the Prospectus.
Note 3. Net Revenue
The Company derives revenue primarily from the sale of televisions and sound bars, advertising and data services. Revenue is recognized when control of the promised goods or services is transferred to the Company’s retailers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied. The Company sells products to certain retailers under terms that allow them to receive price protection on future price reductions and may provide for limited rights of return, discounts and advertising credits.
The Company disaggregates net revenue by (i) Device Revenue, and (ii) Platform+ Revenue, as it believes it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. The Company did not identify nor record any material contract assets as of March 31, 2021 and December 31, 2020. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
VIZIO is a wholesale distributor of televisions and other home entertainment products, which are sold to the largest retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended March 31,
	2021	2020
Net revenue:
Customer A	41%	47%
Customer B	15	13
Customer C	12	10
The following customers account for more than 10% of accounts receivable:

	As of
	March 31, 2021	December 31, 2020
Net receivables:
Customer A	48%	41%
Customer B	12	18
Customer C	14	16
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control. Collectively, they comprised 53% and 57% of VIZIO’s net revenue for the three months ended March 31, 2021 and 2020, respectively. Their collective accounts receivable balance as of March 31, 2021 and December 31, 2020 was 62% and 57% of our total net receivables, respectively. However, throughout VIZIO’s history and presently, the Company has dealt with separate purchasing departments at Customer A and Customer C, and have at times sold products to Customer C without selling products to Customer A.
Note 4. Accounts Receivable
Accounts receivable consists of the following:

	As of
	March 31, 2021	December 31, 2020
Accounts receivable	$249,275	$406,608
Allowance for sales returns	(744)	(981)
Allowance for doubtful accounts	(28)	(18)
Total accounts receivable, net of allowances	$248,503	$405,609
VIZIO maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 5. Inventories
Inventories consist of the following:

	As of
	March 31, 2021	December 31, 2020
Inventory on hand	$767	$3,237
Inventory in transit	8,976	7,308
Total inventory	$9,743	$10,545
Significant Manufacturers
VIZIO purchases a significant amount of its product inventory from certain manufacturers. The inventory is purchased under standard product supply agreements that outline the terms of the product delivery. Once all aspects of the product are agreed upon, the manufacturers are then responsible for transporting the product to their warehouses located in the United States. The manufacturers are considered the importers of record and are required to insure the product as it is shipped to the warehouses. The title and risk of loss of the product passes to VIZIO upon shipment from the manufacturer’s warehouse in the United States to the customer. The product supply agreement stipulates that the manufacturer will (i) generally reimburse VIZIO for at least a portion of the price protection or sales concessions negotiated between the Company and customers on product purchased, and (ii) indemnify VIZIO against all liability resulting from valid and enforceable patent infringement with regard to product purchased under the agreement except if such infringement arises out of the Company’s modification or misuse of the product.
The Company has the following significant concentrations related to suppliers:

	Three Months Ended March 31,
	2021	2020
Inventory purchases:
Supplier A	31%	35%
Supplier B – related party	43	44
Supplier C	10	8

	As of
	March 31, 2021	December 31, 2020
Accounts payable:
Supplier A	33%	16%
Supplier B – related party	50	21
The Company is currently reliant upon these manufacturers for products. Although VIZIO can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $3,472 and $3,033 due from the manufacturers as of March 31, 2021 and December 31, 2020, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
expensed as incurred. Recycling costs were $2,592 and $1,083 for the three months ended March 31, 2021 and 2020, respectively, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 6. Property and Equipment
Property and equipment consist of the following:

	As of
	March 31, 2021	December 31, 2020
Building	$9,998	$9,998
Machinery and equipment	1,644	1,284
Leasehold improvements	3,438	3,438
Furniture and fixtures	2,840	2,840
Computer and software	21,185	19,184
Automobile and truck	22	22
Total property and equipment	39,127	36,766
Less accumulated depreciation and amortization	(29,298)	(28,837)
Total property and equipment, net	$9,829	$7,929
During the three months ended March 31, 2021 and 2020, the Company capitalized software development costs of $621 and $573, respectively. During the three months ended March 31, 2021 and 2020 amortization of capitalized software development costs was $690 and $830, respectively, and are recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.
Depreciation expense was $461 and $429 for the three months ended March 31, 2021 and 2020, respectively. The Company’s long-lived assets, which include property and equipment and other intangible assets of $9,931 and $8,060 as of March 31, 2021 and December 31, 2020 respectively, are located entirely within the United States.
Note 7. Goodwill and Other Intangible Assets
(a)Goodwill
The Company’s goodwill balance was $44,788 as of March 31, 2021 and December 31, 2020. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce. The Company performed an impairment test of its goodwill on October 1st in accordance with its accounting policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the three months ended March 31, 2021 or 2020.
(b)Other Intangible Assets
Intangible assets primarily consist of acquired developed technology, customer relationships, trademarks resulting from business combinations and acquired patent intangible assets, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Acquired intangible assets from business combinations and accumulated amortization consist of the following as of March 31, 2021 and December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,500	$(5,500)	$—
Customer relationships	1,870	(1,870)	—
Trademarks	30	(30)	—
Total	$7,400	$(7,400)	$—
Amortization expense recorded for intangible assets for the three months ended March 31, 2021 and 2020 was $0 and $215, respectively, and is included in cost of goods sold.
The Company has a portfolio of patents that provide a variety of benefits including defense against in progress and potential future lawsuits. The acquired patents and related fees are recorded at cost (which approximates fair value) and are being amortized using the straight-line method over the average life of the underlying patents. There were no patents purchased during the three months ended March 31, 2021.
The acquired patent intangible assets are as follows:

	As of
	March 31, 2021	December 31, 2020
Acquired patents	$7,663	$7,663
Less accumulated amortization	(7,561)	(7,532)
Total patents	$102	$131
Amortization expense on acquired patent intangibles for the three months ended March 31, 2021 and 2020, was $29 and $29, respectively, and is included in cost of goods sold. The weighted-average remaining useful life for acquired patents as of March 31, 2021 was 0.14 years. Estimated future amortization of acquired intangible assets from business combinations and acquired patent intangible assets is not material.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 8. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Accrued price protection	$47,441	$61,331
Accrued other customer related expenses	46,981	54,404
Accrued supplier related expenses	12,598	12,434
Accrued payroll expenses	23,740	10,874
Accrued tax expenses	114	2,741
Accrued other expenses	15,169	13,175
Total accrued expenses	$146,043	$154,959
The Company periodically grants certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, the Company will, in turn, negotiate with its manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. The Company’s procedures for estimating customer allowances recorded as a reduction of revenue are based upon historical experience, as adjusted for the current environment, and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the consolidated balance sheets in accrued expenses and recorded in the condensed consolidated statements of operations as a reduction of net revenue.
Note 9. Stockholders’ Equity

Forward Stock Split
As described in Note 1—Organization and Description of Business, on March 15, 2021, the Company amended its Amended and Restated Certificate of Incorporation to effect a nine-for-one forward stock split of the Company’s Class A common stock.
Conversion of Redeemable Convertible Preferred Stock and Amendment and Restatement of Certificate of Incorporation
As described in Note 1—Organization and Description of Business, immediately prior to the IPO:
•all 134,176 shares of Series A redeemable convertible preferred stock then outstanding converted into 30,315,600 shares of Class A common stock;
•the Company amended and restated its Amended and Restated Certificate of Incorporation to, among other things, authorize (i) 1,000,000,000 shares of Class A common stock, par value $0.0001 per share, (ii) 200,000,000 shares of Class B common stock, par value $0.0001 per share, (iii) 150,000,000 shares of Class C common stock, par value $0.0001 per share, and (iv) 100,000,000 shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the Company’s Board of Directors; and
•a total of 98,633,025 shares of Class A common stock held by William Wang and his respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements.
As a result, following the completion of the IPO, the Company has three classes of authorized common stock – Class A common stock, Class B common stock and Class C common stock, in addition to authorized undesignated preferred stock.
Initial Public Offering
As described in Note 1—Organization and Description of Business, on March 29, 2021 the Company closed its IPO of 12,250,000 shares of Class A common stock, in which the Company issued and sold 7,560,000 shares of Class A common stock and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock at a public offering price of $21.00 per share. In connection with the IPO, the Company received net proceeds of approximately $145,100 after deducting underwriting discounts and commissions of approximately $10,700 and other offering expenses of approximately $3,000.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
In addition, in connection with the IPO, certain stockholders forfeited 434,334 shares of restricted stock to the Company to satisfy tax withholding obligations in connection with the IPO (the “RSA Forfeiture”). The Company recorded the value of the forfeited shares as treasury stock within Additional paid-in capital in its unaudited condensed consolidated balance sheet dated March 31, 2021 based on the fair value of the stock at the time of forfeit.
Preferred Stock
As of March 31, 2021, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, which became effective on March 29, 2021 in connection with the closing of the IPO (the “Restated Certificate”) the Company’s Board of Directors is authorized to issue up to an aggregate of 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each of these series including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of a series without further vote or action by the stockholders.
Series A Convertible Preferred Stock
On March 29, 2021, in connection with the closing of the Company’s IPO, all 134,736 shares of Series A convertible preferred stock outstanding immediately prior to the IPO were converted into an aggregate of 30,315,600 shares of Class A common stock and recorded in the unaudited condensed consolidated balance sheet to common stock and additional paid-in capital. Additionally, approximately $588 in dividends accumulated through the conversion date were paid to the holders of outstanding shares of Series A convertible preferred stock as of immediately prior to the closing of the IPO. As of the effectiveness of the Amended and Restated Certificate of Incorporation on March 29, 2021, there are no shares of the Series A convertible preferred stock authorized for issuance.
Common Stock
As of March 31, 2021, pursuant to the terms of the Restated Certificate, the Company is authorized to issue 1,350,000,000 shares of common stock with $0.0001 par value, of which 183,668,829 shares are issued and outstanding. The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
Voting rights: The holders of Class A common stock are entitled to one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock. Holders of our Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law.
Conversion rights: Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder and will automatically convert into Class A common stock upon any transfer, except for certain permitted transfers and so long as the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock. All shares of Class B common stock will convert automatically into an equivalent number of shares of Class A common stock on the date fixed by the Company’s Board of Directors that is no less than 61 days and no more than 180 days following (i) the first time that William Wang and his affiliates hold less than 25% of the shares of Class B common stock held by Mr. Wang and his affiliates as of the date of the completion of the IPO, (ii) following the date on which Mr. Wang is terminated for cause (as defined in the Company’s Restated Certificate); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as our Chief Executive Officer and (B) Mr. Wang is no longer a member of the Company’s Board of Directors. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by the Company’s Board of Directors (or if there is no such person, then our secretary then in office).
After the conversion or exchange of all outstanding shares of the Company’s Class B common stock into shares of Class A common stock, all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, on the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Dividends: The holders of the Company’s common stock are entitled to share equally, on a per share basis, in any dividends declared by the Company’s Board of Directors out of legally available funds, subject to the rights of holders of preferred stock, if any, and the terms of any existing or future agreements between the Company and its lenders.
Liquidation: In the event of the Company’s liquidation, dissolution or winding up, holders of its common stock are entitled to share equally, on a per share basis, in all assets legally available for distribution after payment of all debts and other liabilities, and subject to the prior rights of any holders of outstanding shares of preferred stock, if any.
Common Stock Issuance: On June 20, 2018, VIZIO issued approximately 12,978,000 shares of its Class A common stock for $70,000, or $5.39 per share, to two related party manufacturers one of which was Supplier B as referenced in Note 5. In conjunction with this common stock issuance, VIZIO entered into strategic cooperation agreements with these suppliers. Prior to the IPO, if certain conditions set out in the agreements were achieved, the agreements provided opportunities for potential further equity investment in VIZIO. The agreements also provided for preference in future board member assignment, and future strategic financial incentives. After the expiration of the warrants the opportunity for further investment closed, while the other rights remain. The value of these were determined to be immaterial within the arrangement and to the consolidated financial statements.
Warrant Issuance: On December 31, 2019, VIZIO issued warrants to the same two suppliers in accordance with the strategic cooperation agreements entered into on June 20, 2018, upon the achievement of certain purchase volume milestones as set out in the strategic cooperation agreements. The warrants provided the suppliers the right to purchase a total of $15,000 of Class A common stock at an exercise price of $5.39 per share. The awards were exercisable in cash for a period of six months from the grant date and had a fair value of $1,927 at the grant date. The warrants were valued using the Black-Scholes option pricing model as of the issuance date and have been expensed in full within cost of goods sold within the consolidated statement of operations. Assumptions used include the annualized volatility of 48%, fair value of common stock of $5.39 and the dividend rate of 3%. In July 2020, the warrants expired unexercised.
Note 10. Share-Based Compensation
In August 2017, the Company’s Board of Directors adopted the 2017 Incentive Award Plan (as amended, the “2017 Plan”), which provides for the granting of qualified and nonqualified stock options, restricted stock awards, restricted stock units, dividend equivalents, stock appreciation rights and other share-based awards. The 2017 Plan was amended and restated prior to the Company’s IPO. The 2017 Plan, reserves for issuance to eligible employees, directors and consultants a total of (i) 24,446,502 shares of common stock in addition to (ii) the number of shares that, as of the date the 2017 Plan was originally adopted, were available for issuance under the 2007 Plan (as described below), plus (iii) the number of shares subject to awards outstanding under the 2007 Plan as of the date the 2017 Plan was originally adopted, that on or after that date, are forfeited or otherwise terminate or expire for any reason without the issuance of shares to the holders of the awards; provided, that the maximum number of shares of Class A common stock that may be added to the number of shares reserved under the 2017 Plan under clauses (ii) and (iii) is 40,520,655 shares. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors. Any stock options or stock appreciation rights granted under the Plan will have a term of not more than 10 years and the vesting of the awards are set at the discretion of the Board of Directors but is not expected to exceed four years for any grant.
The Company’s 2007 Incentive Award Plan (the “2007 Plan”), which the Board of Directors had adopted in 2007, was terminated in connection with the adoption of the 2017 Plan. Any outstanding awards that had been granted under the 2007 Plan prior to its termination remain outstanding, subject to the terms of the 2007 Plan and awards agreements, until such awards vest and are exercised (as applicable) or until they terminate or expire by their terms. As of March 31, 2021, options to purchase a total of 1,878,822 shares of Class A common stock remained outstanding and subject to the terms of the 2007 Plan. The awards under the 2007 Plan have a term of not more than 10 years and the vesting of the awards was set at the discretion of the Board of Directors upon grant but is not expected to exceed four years for any grant. All awards are subject to forfeiture within 90 days if employment or other services terminate prior to the vesting of the awards. Grants are no longer permitted from the 2007 Plan.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Stock Option Awards
A summary of the status of the Company’s stock option plans as of March 31, 2021 presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,416	4.16	7.1	71,934
Granted	860	11.08
Exercised	—	—
Forfeited and expired	(191)	4.75
Outstanding at March 31, 2021	17,085	$4.50	7.0	$337,491
Options vested and exercisable at March 31, 2021	9,560	$3.11	5.9	$202,072
In February 2021, the Company granted approximately 688,068 stock option awards to various employees. These options vest over a four year period and the fair value of the option on the grant date was $10.54 as determined using the Black Scholes Option Pricing Model and a market price of $19.49, volatility of 39%, a dividend yield of 2%, a risk free rate of 1%, and an expected term of 6.25 years.
In March 2021, the Company granted 172,196 stock options to various employees. These options vest over a four year period and the fair value of the option on the grant date was $7.63 using the Black-Scholes Options Pricing Model and a market price of common stock of $21.00, volatility of 44%, a dividend yield of 2%, a risk free rate of 1% and an expected term of 6.25 years.

	March 31, 2021	March 31, 2020
Weighted average grant date fair value of stock options granted during the year	$9.95	$—
A summary of the nonvested stock options as of March 31, 2021 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2020	7,154	$1.64
Granted	860	$9.95
Forfeited or expired	(122)	$2.84
Vested	(359)	$3.57
Nonvested at March 31, 2021	7,533	$6.27
Restricted Stock Awards
Effective October 29, 2010, the Board of Directors granted a total of 4,995,000 restricted stock awards (“RSA”) to the Company’s Chief Executive Officer and Chief Operating Officer with a stock price of $1.93 per share. The restricted stock awards vest and become non-forfeitable ratably over a four-year period assuming VIZIO made its first public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission during this period. Under the terms of the grant, if a public offering did not occur within the four-year vesting period, the restricted stock awards would remain outstanding and unvested for an additional three-year period and all shares would vest contingent upon an initial public offering. If after seven years, VIZIO was not successful at completing an initial public offering, all of the restricted stock awards would forfeit. Effective April 25, 2017, the forfeiture date on these awards was extended to December 31, 2020. In estimating the fair value of the common stock at the grant date, the Company engaged an independent valuation specialist to assist in determining the stock price.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Effective December 29, 2017, the Board of Directors granted a total of 1,179,000 restricted stock awards to members of senior management with a stock price of $2.89 per share. On October 8, 2019, the Board of Directors granted a total of 234,000 restricted stock awards to members of senior management with a stock price of $5.39 per share. Subsequent to December 31, 2020, 4,995,000 of these RSAs were forfeited.
Restricted Stock Units
On December 31, 2020, the Board of Directors granted a total of 2,034,000 restricted stock units (“RSU”) to members of senior management with a stock price of $8.54 per share. The restricted stock units vest and become nonforfeitable ratably over a one to four-year period assuming VIZIO made its first public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission in December 2020. Under the terms of the grant, if a public offering did not occur within the vesting period, the RSUs would remain outstanding and unvested for an additional period and all shares shall vest contingent upon an initial public offering. Since the vesting of the RSUs was contingent upon an initial public offering, VIZIO deferred the recognition of compensation expense for these awards until the first quarter of 2021. In estimating the fair value of the common stock at the grant date, the Company engaged an independent valuation specialist to assist in determining the stock price. See further discussion of valuation below.
In February 2021, the Company granted 5,085,000 restricted stock units to several key employees. These RSUs vest ratably over a twelve month period and were measured based on a grant date fair value of $19.49 per share as further described below.
Fair Value of Share-Based Awards
Share-based compensation expense resulting from grants of employee and non-employee stock options is recognized in the unaudited condensed consolidated financial statements based on the respective grant date fair values of the awards. Stock option, restricted stock unit, restricted stock and warrant grant date fair values are estimated using the Black-Scholes-Merton option pricing model.
Prior to the IPO, given the absence of a public trading market, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of the common stock at each grant date. These factors included, but were not limited to (a) the prices at which the Company sold its Class A common stock to outside investors in arms-length transactions, (b) an independent third-party valuation of the Company’s Class A common stock, (c) the Company’s results of operations, financial position, and capital resources, (d) industry outlook, (d) the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company, given prevailing market conditions, (e) the history and nature of the Company’s business, industry trends and competitive environment; and (f) general economic outlook including economic growth, inflation and unemployment, interest rate environment, and global economic trends, including the impact of COVID-19.
No awards were granted for the three months ended March 31, 2020. The table below provides information on the weighted-average assumptions used for stock options granted during the three months ended March 31, 2021.

	Three Months Ended March 31,
	2021	2020
Number of options granted	860	—
Volatility	40%	—
Expected term (years)	6.25	—
Dividend yield	1.92	—
Risk-free interest rate	1%	—
Fair value of common stock	$19.79	$—
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$9.95	$—
After consideration of the difference between $8.54, the per share fair value of the Company’s Class A common stock used to record share-based compensation for certain equity awards granted in December 2020 and February 2021, and $22.00, which was the midpoint of the price range set forth on the cover page of the Company’s preliminary prospectus related to the Company’s IPO, the Company used a linear interpolated fair value from $8.54 to $22.00 to measure additional share-based compensation expense for its option and RSU grants made in December 2020, February 2021 and March 2021. As a result, the

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Company recorded additional share-based compensation expense of approximately $9,913 during the three-months ended March 31, 2021 and expects to recognize an additional share-based compensation amount of approximately $48,000 during the remaining nine months of 2021. Further, the Company expects to recognize additional share-based compensation expense of approximately $16,200, $16,200 and $16,200 for the years ending 2022, 2023 and 2024, respectively, for the unvested portion of the December 2020, February 2021, and March 2021 grants.
Total share-based compensation expense including the additional share-based compensation discussed above was $26,019 and $1,339 for the three months ended March 31, 2021 and March 31, 2020, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.
As of March 31, 2021, the Company had $131,817 of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average vesting period of approximately 1.4 years.
Employee Stock Purchase Plan
On March 25, 2021, the Company established an employee stock purchase plan (the “2021 ESPP”) and reserved 1,800,000 shares of Class A common stock for issuance under this plan. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code for U.S. employees. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each calendar year, beginning in 2022, in a number of shares of common stock equal to the least of (i) 5,400,000 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Company. The 2021 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock beginning in May 2021. As of March 31, 2021, there have been no transactions related to the plan.
Note 11. Net Income Per Share
The Company computes earnings per share (“EPS”) of Class A and Class B common stock using the two-class method for participating securities.
Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the three-month periods ended March 31, 2021 and 2020, the potential dilutive shares relating to outstanding stock options in the computation of diluted earnings per share.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended March 31
	2021		2020
	Class A	Class B
Numerator:
Net income	$3,270	$75	$9,287
Less: Accumulated dividends on preferred shares	(29)	—	(30)
Undistributed earnings	3,241	75	9,257
Less: Earnings attributable to participating securities	(255)	(6)	(2,090)
Net income attributable to common stockholder - basic	$2,986	$69	$7,167
Reallocation of net income as a result of conversion of Class B shares to Class A shares	69	—	—
Reallocation of net income to Class B shares	—	(4)	—
Net income attributable to common stockholders – diluted	$3,055	$65	$7,167

Denominator:
Weighted-average common shares outstanding - basic	142,450	3,280	144,268
Conversion of Class B to Class A common shares outstanding	3,280	—	—
Weighted-average effect of dilutive securities
Employee stock options	8,164	—	2,676
Weighted-average common shares outstanding - diluted	153,894	3,280	146,944

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.02	$0.02	$0.05
Diluted	$0.02	$0.02	$0.05
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	3,397	—	3,761
Note 12. Income Taxes
The Company recorded a provision for income taxes of $10,344 resulting in an effective tax rate of 75% and $2,109 resulting in an effective tax rate of 19% for the three months ended March 31, 2021 and March 31, 2020, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $6,328 in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the three months ended March 31, 2021 includes a net income tax expense of $1,633 for discrete items including the deferred tax asset adjustment for share-based compensation expense, and excess tax benefits relating to executive share-based compensation, and state law changes.
Note 13. Defined Contribution Retirement Plan
VIZIO maintains a 401(k) defined contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides for solely discretionary matching contributions on the employee deferred amounts. For the three months ended March 31, 2021 and 2020, the Company recognized estimated discretionary matching contributions of $438 and $200, respectively. Discretionary amounts are approved annually in the fourth quarter of the year and generally paid during the first quarter of the following year.
Note 14. Accrued Royalties
VIZIO is engaged in, and in certain cases has settled, various claims and suits alleging the infringement of patents related to certain television technology that were initiated by television manufacturers and other nonmanufacturers. In connection with the

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
disposition of some of these claims and suits, the Company has entered into, or may enter into, license arrangements, which may include royalty payments to be made for historical and/or prospective sales of the Company’s products. Certain of these settlements have included cross-licenses, covenants not to sue, and litigation holds.
In connection with these existing license agreements as well as existing or potential settlement arrangements, the Company recorded an aggregate accrual of $77,223 and $81,143 for all historical product sales as of March 31, 2021 and December 31, 2020, respectively. To the extent that VIZIO is indemnified under its product supply agreements with its manufacturers, the Company has offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, VIZIO has been contractually indemnified and reimbursed by its manufacturers for most intellectual property royalty obligations and commitments. The Company will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, VIZIO has the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
A summary of future commitments on royalty obligations as of March 31, 2021 is as follows:

2021 (nine months)	$29,155
2022	10,465
2023	6,752
2024	5,200
2025 and thereafter	3,450
Total	$55,022
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $47,099 and $49,643 has been recorded as of March 31, 2021 and December 31, 2020, respectively, as part of accrued royalties. Any patent infringement lawsuit in which VIZIO is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
In certain instances, the Company administers refundable deposits on behalf of its manufacturers for asserted intellectual property infringement claims and related active litigation in accordance with the terms of the supply agreements. The use of the refundable deposits is limited to the resolution or settlement of these claims and active cases. Management reviews the nature of these claims and active cases with the manufacturers on a periodic basis. The deposit amounts received and recorded are determined and adjusted quarterly based on mutual consent of both parties and using all available information at that time. In the event of an unfavorable resolution or settlement that exceeds the amount recorded as a refundable deposit, the excess shall be paid by VIZIO and then reimbursed by the manufacturer in accordance with the contractual indemnification provisions in the product supply agreement. Refundable deposits of $30,124 and $31,500 have been recorded as of March 31, 2021 and December 31, 2020, respectively, which are presented within accrued royalties in the consolidated balance sheets.
In the ordinary course of business, management anticipates that VIZIO will be party to various claims and suits including disputes arising over intellectual property rights and other matters. The Company intends to vigorously defend against such claims and suits; however, the ultimate outcome of such claims may remain unknown for some time. Based on all of the information available to date, management does not believe that there are any claims or suits that would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 15. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2026. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in thousands, except lease term and discount rate):

		As of
	Classification	March 31, 2021	December 31, 2020
Assets:
Right-of-use asset	Other assets	$7,340	$7,993

Liabilities:
Current portion of lease liabilities	Other current liabilities	2,762	2,856
Long term portion of lease liabilities	Other long-term liabilities	4,578	5,137
Weighted-average remaining lease term (years)		3.6	3.7
Weighted-average discount rate		3%	3%
Operating lease costs were $920 and $972 for the three months ended March 31, 2021 and 2020, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2021.

2021 (nine months)	$2,194
2022	2,021
2023	1,333
2024	943
2025	741
2026 and Thereafter	594
Total minimum lease payments	7,826
Less imputed interest	(486)
Total lease liabilities	$7,340
Note 16. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of March 31, 2021, no liabilities were recorded related to this supply commitment.
Revolving Credit Facility
Bank of America Facility
On April 13, 2016, VIZIO entered into a credit agreement with Bank of America, N.A. Under the credit agreement, Bank of America, N.A. agreed to provide VIZIO with a revolving credit line of up to $50,000 with a maturity date of April 13, 2021, for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the credit agreement is collateralized by substantially all of the Company’s assets.
Any indebtedness under this credit agreement bears interest at a variable rate based either on LIBOR, the federal funds rate, or the prime rate. The credit agreement contains affirmative and negative covenants which, among other things, requires the Company to deliver to Bank of America, N.A. specified annual and monthly financial information. VIZIO repaid the Bank of

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
America Facility on September 26, 2018. Unused fees related to this line of credit was $324 and $191 for the three months ended March 31, 2021 and 2020, respectively. The Company is in compliance with all required financial covenants as of March 31, 2021. The credit agreement was amended in April 2021, see Note 18 for additional information.
Legal Matters
Advanced Micro Devices, Inc. (“AMD”) presented the Company with a claim letter dated May 11, 2015 in which AMD claimed the Company is infringing its patents that cover graphics processing and semiconductor technologies. On January 23 and 24, 2017, respectively, AMD filed complaints in the U.S. District Court for the District of Delaware and the International Trade Center (ITC) alleging infringement of AMD’s U.S. patents. On August 22, 2018, the ITC ruled against VIZIO and recommended limited exclusion and cease and desist orders. On August 30, 2018, the parties entered into a settlement agreement including payments of $39,000 in total, and the cases were subsequently dismissed. Of the $39,000 settlement outlined in the agreement, $15,000 was negotiated to apply to the release for units shipped prior to the effective date of the agreement which is indemnified by VIZIO’s suppliers. This is reflected in the first three payments due to AMD under the license, which were paid by the end of 2018. Payments beginning with the fourth payment are scheduled on an annual basis in May of each subsequent calendar year for payment of ongoing license from September 2018 and included in accrued royalties in Note 14. In connection with the IPO, approximately $14,000 in payments were accelerated and paid.
In November 2020, the Company entered into a settlement agreement with AmTRAN Technology Co., Ltd. (“AmTRAN”) and one of its subsidiaries. AmTRAN is a beneficial holder of more than 5% of the Company’s Class A common stock. Pursuant to the settlement agreement, the Company agreed, among other things, to pay AmTRAN approximately $8,200. In return, on November 23, 2020 AmTRAN terminated its security agreement. AmTRAN further agreed to pay outstanding fees owed by it for IP licenses related to the manufacturing of the Company’s devices. The parties further agreed that VIZIO would continue to retain a reserve of approximately $4,000 for payment of, future claims attributable to devices manufactured by AmTRAN. On December 31, 2022 VIZIO will release to AmTRAN the lesser of (i) 50% of the remaining balance of the reserve or (ii) approximately $2,000, with a like amount to be retained by the Company.

Note 17. Subsequent Events
On April 13, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with Bank of America N.A., to include among other things, (i) an update to provide for use of a LIBOR successor rate, (ii) to amend the definition of Availability Reserve and Borrowing Base, and (iii) an extension of the termination date to April 13, 2024. In connection with the Second Amendment, the Company will pay a fee of $75 in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth in Part II, Item 1A “Risk Factors” and “Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our final prospectus dated March 25, 2021 (the “Prospectus”) that forms a part of our Registration Statement on Form S-1 (File No. 333-253682), as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424 promulgated under the Securities Act of 1933 as amended (the “Securities Act”) on March 25, 2021. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Glossary of Selected Terminology
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the following terms have the respective meaning as defined below:
Ad-supported Video on Demand (“AVOD”): Over-the-Top video services supported by serving ads. These include free platforms like YouTube TV, Pluto TV or our WatchFree and VIZIO Free Channel offerings, as well as those, like Hulu, that charge a subscription fee in addition to serving ads.
Automatic Content Recognition (“ACR”): Technology that tracks viewing data on connected TVs. Advertisers and content providers use this data, among other things, to measure viewership reach and ad effectiveness.
Connected home: Home electronics configuration in which appliances (such as an air conditioner or refrigerator) and devices (such as a home security system) can be controlled remotely using a mobile or other device connected to the internet.
Connected TV: A television that is connected to the internet through built-in capabilities (i.e., a Smart TV) or through another device such as a Blu-ray player, game console, or set-top box (e.g., Apple TV, Google Chromecast or Roku).
Dynamic Ad Insertion (“DAI”): Technology that seamlessly replaces TV ads with targeted ads from the Smart TV in real time, across multiple inputs. HDTV: High-definition television.
Linear TV: Live, scheduled television programming distributed through cable, satellite or broadcast (antennae).
Multichannel Video Programming Distributor (“MVPD”): A service provider that delivers multiple television channels over cable, satellite, or wireline or wireless networks (e.g., Comcast’s Xfinity cable TV and DISH satellite TV).
Over-the-Top (“OTT”): Any app or website that bypasses MVPD distribution and provides streaming video content directly to viewers, over the internet (e.g., Disney+, Hulu, Netflix and YouTube TV).
Premium Video on Demand (“PVOD”): Similar to TVOD, but lets consumers access premium on-demand content at a higher price point. Examples include feature films made available alongside, or in place of, a traditional movie theater release.
SmartCast: VIZIO’s proprietary Smart TV operating system. The software platform where consumers can access VIZIO’s WatchFree and VIZIO Free Channels as well as a wide array of third-party OTT apps (e.g. Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV).
Smart TV: A television with built-in internet capability. Often includes an operating system.
Subscription Video on Demand (“SVOD”): OTT services that generate revenue through selling subscriptions to consumers (e.g., Disney+ and Netflix).
Transactional Video on Demand (“TVOD”): Distribution method by which consumers purchase video-on-demand content         on a pay-per-view basis (e.g., Amazon Prime Video rentals and Fandango Now).
Virtual Multichannel Video Programming Distributor (“vMVPD”): An MVPD that is delivered over the internet; interchangeable with “linear OTT” (e.g., Sling TV and YouTube TV).
WatchFree: VIZIO’s free, ad-supported OTT app. Offers access to news, sports, movies and general entertainment TV shows in a format similar to linear TV through programmed channels.
VIZIO Free Channels: VIZIO’s free, ad-supported OTT app with linear channels. Content is sourced from a variety of providers into a curated set of channels across news, sports, movies and general entertainment.

Overview
VIZIO is driving the future of televisions through our integrated platform of cutting-edge Smart TVs and powerful SmartCast operating system. Every VIZIO Smart TV enables consumers to search, discover and access a broad array of content. In addition to watching cable TV, viewers can use our platform to stream a movie or show from their favorite OTT service, watch hundreds of free channels through our platform, including on our WatchFree and VIZIO Free Channel offerings, enjoy an enhanced immersive experience catered to gaming or access a variety of other content options. Our platform gives content providers more ways to distribute their content and advertisers more tools to target and dynamically serve ads to a growing audience that is increasingly transitioning away from linear TV.
We currently offer:
•a broad range of high-performance Smart TVs that encompass a variety of price points, technologies, features and screen sizes, each designed to address specific consumer preferences;
•a portfolio of innovative sound bars that deliver immersive audio experiences; and
•a proprietary Smart TV operating system, SmartCast, which enhances the functionality and monetization opportunities of our devices.
Financial and operating results for the three months ended March 31, 2021 included:
•Net revenue increased 52% year over year to $505.7 million
•Platform+ net revenue increased 120% year over year to $52.2 million
•Gross profit increased 82% year over year to $86.7 million
•Net income of $3.3 million decreased 64% versus net income of $9.3 million in the three months ended March 31, 2020
•Adjusted EBITDA increased 218% year over year to $40.4 million
•SmartCast Active Accounts grew 57% year over year to 13.4 million
•SmartCast hours grew 70% year over year to 3.6 billion

Initial Public Offering
On March 29, 2021, we closed our initial public offering (“IPO”) of 12,250,000 shares of our Class A common stock at a public offering price of $21.00 per share. We issued and sold 7,560,000 shares of Class A common stock, and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock. We received net proceeds of approximately $145.1 million after deducting underwriting discounts and commissions of approximately $10.7 million and $3.0 million of offering expenses. On March 31, 2021, certain existing stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the selling stockholders. Additionally, in connection with the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into an aggregate of 30,315,600 shares of Class A common stock.

Our Business Model
We generate revenue primarily from (1) selling our Smart TVs, sound bars and remote controls and (2) monetizing our digital platform. While the substantial majority of our current total net revenue comes from the sales of our devices, our Platform+ business, including our advertising services, is growing at a rapid pace. Given the growing number of use cases for Smart TVs, we expect to increase our revenue from connected TV advertising, SVOD services and other monetizable transactions made on our platform that extend beyond traditional entertainment content.

Device
We offer a range of high-performance Smart TVs designed to address specific consumer preferences, as well as a portfolio of sound bars that deliver immersive audio experiences. We generate revenue from the shipment of these devices to retailers and distributors across the United States, as well as directly to consumers through our website, VIZIO.com.
Platform+

Our state-of-the-art Smart TV operating system, SmartCast, delivers a vast amount of content and applications through an elegant and easy-to-use interface. SmartCast supports many leading streaming content apps such as Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV, and hosts our own free, ad-supported apps, WatchFree and VIZIO Free Channels.
Our Inscape technology is able to identify the content displayed on the screen of our Smart TVs, providing first-hand data, regardless of input source. We aggregate this data to increase transparency and enhance targeting abilities for our advertisers, while adhering to our strict consumer privacy policies. This first-hand data allows us to monetize our own ad inventory and provides the potential for a better user experience through more relevant advertisements. We also license a portion of this data to advertising agencies, networks and ad tech companies.
We monetize these capabilities through:
•Advertising
•AVOD: Ad inventory on services such as WatchFree, VIZIO Free Channels and certain third-party AVOD services. In exchange for distributing their content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers
•Home screen: Ad placements on our SmartCast home screen by streaming services, studios and other consumer brands
•Partner marketing: Branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos
•Data licensing
•Inscape: Fees from ad tech companies, advertising agencies and networks to license data generated from our Inscape technology to inform their ad buying decisions
•Content distribution, transactions and promotion
•Branded buttons on remote controls: Partners who want to place a button for their service on our VIZIO remote controls so that consumers can have quick access to their service
•SVOD and vMVPD: Revenue shared by SVOD and vMVPD services on new user subscriptions activated or reactivated through our platform
•PVOD and TVOD: Revenue shared by PVOD and TVOD services for purchases made on our platform
•As the Smart TV evolves to take on a more prominent role in the connected home, we believe new monetization opportunities will develop. For example, we expect:
•A growing user base will lead to higher advertising revenue, especially as our user base increasingly includes audiences no longer reachable through linear TV
•The vast amount of data obtained through our platform will improve the effectiveness of advertisement, generating higher returns for advertisers and potentially increasing ad rates for us
•That data will be used to create more personalized content recommendations and drive higher user engagement
•Additionally, interactive ads and improved subscription billing can increase the number of purchases made on our platform, including subscriptions, content rentals, ecommerce, food delivery and other micro transactions, for which we will receive a portion of the sales
These features create a flywheel which enhances the quality of our platform, drives SmartCast Active Account growth and engagement, and increases monetization opportunities, which together help drive SmartCast average revenue per user (“ARPU”).
Our Powerful Flywheel
Our flywheel can be summarized as follows:
•Sell more Smart TVs — By continuing to offer cutting-edge technologies at affordable prices we are able to sell more Smart TVs.

•Grow SmartCast Active Accounts—SmartCast’s broad content offering and easy-to-use interface draws VIZIO consumers onto the platform.
•Deepen engagement—As we continue to introduce new features and services on SmartCast, we increase the amount of time consumers spend on the platform.
•Increase monetization—As we scale SmartCast, both in number of users and engagement, it enhances our monetization capabilities.
•By enabling more targeted ads with greater reach, we will attract more ad dollars onto our platform.
•Additionally, as we increase engagement on content where we have higher ad monetization opportunities (e.g., WatchFree), we will be able to attract higher ad rates.
Key Business Metrics
We review the following key operational and financial metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Operational metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our revenue currently, and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended March 31, 2021 we shipped 1.5 million Smart TVs, a 28% year-over-year increase. We expect Smart TV shipments will fluctuate from period to period in the future as consumer demand fluctuates.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At March 31, 2021, SmartCast Active Accounts were 13.4 million, representing a 57% year-over-year increase. This metric excludes approximately 4.9 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over the long-term.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the three months ended March 31, 2021 was 7.0 billion hours, representing a 42% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the three months ended March 31, 2021 was 3.6 billion hours, representing a 70% year-over-year increase.

SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at March 31, 2021 was $14.52, representing a 76% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended March 31, 2021 to the three months ended March 31, 2020 (in millions, except ARPU):

	Three Months Ended March 31,
	2021	2020
Smart TV Shipments	1.5	1.2
SmartCast Active Accounts (as of)	13.4	8.5
Total VIZIO Hours	6,951	4,912
SmartCast Hours	3,622	2,137
SmartCast ARPU	$14.52	$8.23
Financial metrics
Our key financial metrics are gross profit and Adjusted EBITDA. We bifurcate gross profit by business activity due to the differing margin profiles of the Device and Platform+ businesses. In addition, we manage each business, from a financial reporting perspective separately down to the gross profit level. Though both Device and Platform+ are meaningful contributors to gross profit today, as we expect Platform+ to exhibit significantly higher growth, and combined with its higher margins, we believe it will contribute a majority of our gross profit in the future.
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold in a given period. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. For the three months ended March 31, 2021, our Device gross profit increased 48% year-over-year.
Platform+ gross profit
We define Platform+ gross profit as Platform+ net revenue less Platform+ cost of goods sold in a given period. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. For the three months ended March 31, 2021, our Platform+ gross profit increased 152% year-over-year.
Adjusted EBITDA
We define Adjusted EBITDA, a non-GAAP financial metric, as total net income before interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage. For the three months ended March 31, 2021, our net income decreased 64% year-over-year, and Adjusted EBITDA increased 218% year-over-year, primarily driven by the impact of share-based compensation costs recognized for the three month period ended March 31, 2021. While we believe that this non-GAAP financial metric is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.
Non-GAAP financial measure
We use Adjusted EBITDA in conjunction with net income as part of our overall assessment of our operating performance and the management of our working capital needs. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish Adjusted EBITDA or similar metrics. Furthermore, Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Thus, Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, including net income.
We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to net income (loss). We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income.
The following table provides a reconciliation of net income to Adjusted EBITDA (unaudited, in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$3,345	$9,287
Adjusted to exclude the following:
Interest income	(82)	(348)
Other expense (income), net	189	(345)
Provision for income taxes	10,344	2,109
Depreciation and amortization	614	660
Share-based compensation	26,019	1,339
Adjusted EBITDA	$40,429	$12,702
Impact of COVID-19 Pandemic
COVID-19 continued to generate a net positive impact on consumer demand for our products during the three months ended March 31, 2021 due to the government-mandated precautionary measures largely still in place. The increased amount of time people spent at home, and partially aided by stimulus check disbursements, led many people to upgrade their televisions, which benefited our business. Overall, while the pandemic has had a positive impact on our total shipments, we expect that demand in future periods may be adversely impacted due to consumers having accelerated purchasing decisions and due to impacts of the COVID-19 pandemic on disposable income. In addition, given increased demand for our devices during the three months ended March 31, 2021, we did not discount our products at the same level as prior periods. This led to temporarily higher gross profit, which we expect to normalize in the future as our pricing and expenses reflect more historical trends.
Factors Affecting Performance
Device
Ability to sell more devices
Selling more devices is integral to our strategy of growing SmartCast Active Accounts, increasing engagement, and expanding advertising monetization opportunities, all of which we believe will ultimately lead to higher SmartCast ARPU. There are a variety of factors that drive the sales of our devices, including our sales and marketing efforts, the quality of our products, new product introductions, effective supply chain management and relationships with retailers. For example:
•We have, to date, introduced several new products that have had a favorable impact on our revenue and operating results, such as the introduction of our OLED Smart TVs in 2020. We expect that introducing products that both stimulate demand and resonate with consumers will drive our sales growth and expand our market share.
•We actively diversify our supply chain in order to mitigate potential risks.
•With respect to our relationships with retailers, our ability to anticipate and quickly respond to consumer preferences has influenced retailers’ willingness to market and promote our products over those of our competitors. Historically, we have cultivated strong relationships with our retailers, including Amazon, Best Buy, Costco, Sam’s Club, Target and Walmart.

Seasonality
Historically, we have experienced the highest levels of our sales in the fourth quarter of the calendar year, coinciding with the holiday shopping season in the United States. Given the significant seasonality of our revenue, timely and effective product introductions and forecasting are critical to our operations, and fourth quarter sales are critical to our annual results.
Product mix
Our Device business encompasses a variety of Smart TVs and sound bars with different price points and features. Changes to our product mix may cause fluctuations in our gross profit as they reflect a range of margin profiles.
Platform+
Ability to grow SmartCast Active Accounts
If we are unable to deliver a compelling user experience on SmartCast, adoption of our platform may suffer. Failure to secure popular apps and related content on SmartCast may lead users to purchase a television from a competitor. The more SmartCast Active Accounts we have, the more attractive our platform will be to third-party content providers and advertisers looking to reach this audience.
Ability to increase engagement and monetize SmartCast Active Accounts
Our business is dependent on our continued ability to grow and sustain user engagement on SmartCast and, specifically, WatchFree and VIZIO Free Channels. User engagement on our platform is an essential revenue driver since it directly influences our attractiveness to advertisers, the largest near-term monetization opportunity. Therefore, our ability to attract compelling content viewers want to consume on WatchFree and VIZIO Free Channels is critical to our monetization. Increasing engagement on our platform can result in greater attractiveness to advertisers and other monetization opportunities. The more time consumers spend on our platform, the more data we can collect, enabling us to create a more personalized and dynamic experience for users, while also allowing us to provide more targeted reach for advertisers.
Demand for a more connected home
The proliferation of the connected home ecosystem will power the long-term growth of our business. A Smart TV centered connected home will drive user engagement and expand our monetization opportunities into new domains. In addition to boosting demand for our hardware products, a connected home will require new interactive features that we are well-positioned to help deliver, such as personal communications, commerce, gaming, fitness and wellness, and dynamic entertainment experiences. Coupled with our passion for innovation and technical expertise, we can offer differentiated experiences for consumers. As we believe our Smart TVs will evolve to have a more pivotal role in the connected home, we must continue to find ways to monetize the use cases enabled on our platform.
Other
Ability to continue to invest
The future performance of our business will be affected by our investments in both our Device and Platform+ businesses. We intend to continue to invest in the capabilities of our products and services to deliver better value for our consumers and partners and address new market opportunities. Moving forward, we are committed to following the same unwavering dedication to innovation that we have exhibited throughout our history.
Competition
We believe the principal competitive factors impacting the market for our devices are brand, price, features, quality, design, consumer service, time-to-market and availability. We believe that we compete favorably in these areas. The consumer electronics market in which we operate is highly competitive and includes large, well established companies. Many of our competitors have greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition and greater economies of scale.
Our Platform+ business competes both to be the entertainment hub of consumers’ homes and to attract advertising spend. We expect advertising spend to continue to shift from linear TV to connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, connected devices and traditional cable operators seeking to integrate streaming media into their existing offerings. We also compete with OTT streaming services, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. We compete with these devices and services in part on the basis of user experience and content availability, including the availability of free content. In addition, we compete to attract advertising spending on the basis of the size of our audience and our ability to effectively target advertising.
Components of Our Results of Operations and Financial Condition
Net revenue
Device net revenue
We generate Device net revenue primarily through sales of our Smart TVs and sound bars to retailers, including wholesale clubs, in the United States, as well as directly to consumers through our website. We recognize Device revenue when title of the goods is transferred to retailers or distributors, or upon the date the goods are delivered to consumers from a sale through our website. Our reported revenue is net of reserves for price protection, rebates, sales returns and other retailer allowances including some cooperative advertising arrangements. The prices charged for our Smart TVs and other devices are determined through negotiation with our retailers and are fixed or determinable upon shipment.
Platform+ net revenue
We generate Platform+ net revenue through sales of advertising and related services, data licensing, sales of branded buttons on our remote controls and content distribution. Our digital ad inventory consists of inventory on WatchFree, VIZIO Free Channels and our home screen along with ad inventory we obtain through agreements with content providers and other third-party application agreements. We also re-sell video inventory that we purchase from content providers and directly sell third-party inventory on a revenue share.
Cost of goods sold
Device cost of goods sold
Device cost of goods sold primarily represents the prices for finished goods that we negotiate and pay to manufacturers and logistics providers for Smart TVs and other devices. The costs for finished goods paid to manufacturers include raw materials, manufacturing, overhead and labor costs, third-party logistics costs, shipping costs, customs and duties, license fees and royalties paid to third parties, recycling fees, insurance and other costs. Device cost of goods sold will vary with volume and is based on the cost of underlying product components and negotiated prices with the manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet consumer demand. Other costs of revenue include outbound freight incurred while we take title of finished goods and employ third party logistic companies to expedite delivery to retailers, as well as after sales support.
Device cost of goods sold may be partially offset by payments we receive under certain manufacturer reimbursement and incentive arrangements in accordance with product supply agreements. These arrangements can be conditioned on the purchase of devices but are typically not a part of minimum purchase commitments with manufacturers. Accordingly, we treat these arrangements and related payments as reductions to the prices we pay to manufacturers for devices.
Platform+ cost of goods sold
Platform+ cost of goods sold includes advertising inventory costs, including revenue share as well as targeting and measurement services, third-party cloud services, allocated engineering costs and other technology expenses, and content or programming licensing fees, and amortization of internally developed technology.
Gross profit
Device gross profit
Our Device gross profit represents Device net revenue less Device cost of goods sold, and Device gross margin is Device gross profit expressed as a percentage of Device net revenue. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, retailer margin and device mix. We expect Device gross margin to fluctuate over time based on our ability to manage pricing through our supply chain and retailer network.

Platform+ gross profit
Our Platform+ gross profit represents Platform+ net revenue less Platform+ cost of goods sold, and Platform+ gross margin is Platform+ gross profit expressed as a percentage of Platform+ net revenue. Our Platform+ gross profit has been and will continue to be affected by costs and availability of advertising inventory, costs of data services associated with delivering advertising campaigns, costs to acquire content from content providers and the timing of our third-party cloud services and other technology expenses, and we expect our Platform+ gross margins to fluctuate from period to period depending on the factors discussed above.
Operating expenses
We classify our operating expenses into three categories:
Selling, general and administrative
Selling, general and administrative expenses consist primarily of personnel costs for employees, including salaries, bonuses, benefits and share-based compensation, as well as consulting expenses, fees for professional services, facilities, information technology and research and development. We expect selling, general and administrative expenses to increase in absolute dollars as our business grows. We expect to incur additional expenses as a result of costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the New York Stock Exchange, and increased expenses for insurance, investor relations, and fees for professional services. We expect selling, general and administrative expenses to fluctuate as a percentage of net revenue from period to period in the near term as we continue to invest in growing our business, but decline over the long term as we achieve greater scale over time.
Marketing
Marketing expenses consist primarily of advertising and marketing promotions of our brand and products, including media advertisement costs, merchandising and display costs, trade show and event costs, and sponsorship costs. We expect our marketing expense to increase in absolute dollars as we continue to promote our products and brand, particularly in the fourth quarter when we have historically experienced higher marketing expenses in connection with seasonally higher Device net revenue. We expect marketing expenses to fluctuate as a percentage of net revenue from period to period.
Depreciation and amortization
Depreciation covers declines in value of fixed assets such as buildings and equipment. Amortization expense relates to our intangible assets.
Non-operating income
Non-operating income consists of interest income including interest earned on our financial institution deposits and interest expense on our credit facility.
Income tax expense
Our income tax expense consists of income taxes in the United States and related state jurisdictions in which we do business. Our effective tax rate will generally approximate the U.S. statutory income tax rate plus the apportionment of state income taxes based on the portion of taxable income allocable to each state. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense.
Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Unaudited, in thousands)
Net revenue:
Device	$453,460	$308,855
Platform+	52,196	23,685
Total net revenue	505,656	332,540
Cost of goods sold:
Device	405,238	276,357
Platform+	13,753	8,456
Total cost of goods sold	418,991	284,813
Gross profit:
Device	48,222	32,498
Platform+	38,443	15,229
Total gross profit	86,665	47,727
Operating expenses:
Selling, general and administrative	67,851	30,116
Marketing	4,404	6,248
Depreciation and amortization	614	660
Total operating expenses	72,869	37,024
Income from operations	13,796	10,703
Interest income	82	348
Other (expense) income, net	(189)	345
Total non-operating (expense) income	(107)	693
Income before income taxes	13,689	11,396
Provision for income taxes	10,344	2,109
Net income	$3,345	$9,287

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2021	2020
Net revenue:
Device	90%	93%
Platform+	10	7
Total net revenue	100	100
Cost of goods sold:
Device	80	83
Platform+	3	3
Total cost of goods sold	83	86
Gross profit
Device	10	10
Platform+	8	5
Total gross profit	17	14
Operating expenses:
Selling, general and administrative	13	9
Marketing	1	2
Depreciation and amortization	0	—
Total operating expenses	14	11
Income from operations	3	3
Interest income	—	—
Other (expense) income, net	—	—
Total non-operating income	3	—
Income before income taxes	3	3
Provision for income taxes	2	1
Net income	1%	3%

Comparison of the Three Months Ended March 31, 2021 and 2020
Net revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Unaudited, in thousands)
Net revenue
Device	$453,460	$308,855	$144,605	47%
Platform+	52,196	23,685	28,511	120%
Total net revenue	$505,656	$332,540	$173,116	52%
Device
Device net revenue increased $144.6 million, or 47%, to $453.5 million for the three months ended March 31, 2021 as compared to $308.9 million for the same period in 2020. The increase in Device net revenue was primarily due to a 43% increase in total device units shipped and a 3% increase in our total Device average unit price. Shipments of both Smart TVs and sound bars increased during the three months ended March 31, 2021 as compared to the same period in 2020. The increase in Smart TV shipments was primarily due to continued stay at home orders and fiscal stimulus in response to COVID-19. Sound bar shipments increased year over year as supply was constrained in the first quarter of 2020. Average unit price increased for both Smart TVs and sound bars. Smart TV’s average unit price increased due to reduced discounts in response to the accelerated demand during the quarter from COVID-19. Average unit price for sound bars increased due to product mix as there was a shift to higher-priced sound bars with the recent introduction of 2021 V-series sound bars.
Platform+
Platform+ net revenue increased $28.5 million, or 120%, to $52.2 million for the three months ended March 31, 2021 from $23.7 million for the same period in 2020. The increase in Platform+ net revenue was primarily due to an increase in SmartCast Active Accounts of 57% to 13.4 million for the three months ended March 31, 2021 from 8.5 million for the same period in 2020. The increase of SmartCast Active Accounts has contributed to an increase in advertising revenue of $28.9 million or 461% from $6.3 million during the three months ended March 31, 2020.
Cost of goods sold, gross profit and gross profit margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Unaudited, in thousands)
Cost of goods sold
Device	$405,238	$276,357	$128,881	47%
Platform+	13,753	8,456	5,297	63
Total cost of goods sold	$418,991	$284,813	$134,178	47%
Gross profit
Device	$48,222	$32,498	$15,724	48%
Platform+	38,443	15,229	23,214	152
Total gross profit	$86,665	$47,727	$38,938	82%

Device gross margin	10.6%	10.5%
Platform+ gross margin	73.7%	64.3%
Total gross margin	17.1%	14.4%

Device
Device cost of goods sold increased $128.9 million, or 47%, to $405.2 million for the three months ended March 31, 2021 from $276.4 million for the same period in 2020. Device gross profit increased $15.7 million, or 48% for the three months ended March 31, 2021 from $32.5 for the same period in 2020. Device gross margin is flat at 10.6% for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to higher gross margin on sound bars and was offset by lower Smart TV margins.
Platform+
Platform+ cost of goods sold increased $5.3 million, or 63%, to $13.8 million for the three months ended March 31, 2021 from $8.5 million for the same period in 2020. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, engineering costs and third party cloud services. Platform+ gross margin increased to 74% for the three months ended March 31, 2021 from 64% for the same period in 2020 primarily due to growth in advertising revenue.
Operating expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Unaudited, in thousands)
Selling, general and administrative	$67,851	$30,116	$37,735	125%
Marketing	4,404	6,248	(1,844)	(30)%
Depreciation and amortization	614	660	(46)	(7)%
Total operating expenses	$72,869	$37,024	$35,845	97%
Selling, general and administrative expenses increased $37.7 million, or 125%, to $67.9 million for the three months ended March 31, 2021 from $30.1 million for the same period in 2020. The increase in selling, general and administrative expenses was primarily due to an increase of share-based compensation expense, higher research and development costs and an increase in personnel costs as we grow our Platform+ business.
Marketing expenses decreased $1.8 million, or 30%, to $4.4 million for the three months ended March 31, 2021 compared to $6.2 million for the same period in 2020 primarily due to higher product video and other marketing costs.
Depreciation and amortization expenses were generally consistent for the three months ended March 31, 2021 as compared to the same period in 2020.
Non-operating income

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Unaudited, in thousands)
Interest income	$82	$348	$(266)	(76)%
Other (expense) income, net	(189)	345	(534)	(155)%
Non-operating (expense) income	$(107)	$693	$(800)	(115)%
Interest income decreased $0.3 million or 76%, to $0.1 million for the three months ended March 31, 2021 from approximately $0.3 for the same period in 2020. The decrease was due to a $0.2 million decrease in interest income relating to our financial institution deposit balances.
Other (expense) income, net decreased $0.5 million, or 155%, to $0.2 million expense for the three months ended March 31, 2021 from $0.3 million of income for the same period in 2020 primarily related to the re-measurement of monetary assets and liabilities between the U.S. dollar and foreign currencies.

Provision for income taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(Unaudited, in thousands)
Provision for income taxes	$10,344	$2,109	$(8,235)	(390)%
Effective tax rate	75%	19%
Income before income taxes	$13,689	$11,396
Provision for income taxes increased $8.2 million to $10.3 million for the three months ended March 31, 2021 from $2.1 for the same period in 2020. Our effective tax rate for the three months ended March 31, 2021 was 75% compared to 19% for the same period in 2020. The tax provision for the three months ended March 31, 2021 includes a net income tax expense of $1.6 million for discrete items including the deferred tax asset adjustment for share-based compensation expense, and excess tax benefit of approximately $6.3 million related to executive share-based compensation, as well as state law changes.

Backlog
We do not believe that our backlog of orders is meaningful as of any particular date or indicative of future sales, as our retailers can change or cancel orders with little or no penalty and limited advance notice prior to shipment.
Liquidity and Capital Resources
To date, our primary cash needs have been for working capital purposes and to a lesser extent, capital expenditures, acquisitions and cash dividends. We have historically funded our business through cash flows generated from operations, the issuance of common stock and our revolving credit facility, as described below. We have grown rapidly over the past two years. As we continue to grow our business and invest in the development of our Platform+ business, we may need higher levels of working capital.
In March 2021, we received net proceeds of approximately $145.1 million upon completion of our IPO after deducting underwriting discounts and commissions of approximately $10.7 million and $3.0 million of offering expenses.
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $435.1 million and $207.7 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions, including the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million with a maturity date of April 13, 2021. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based either on LIBOR, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants. As of March 31, 2021 and December 31, 2020, we did not have any amounts outstanding under this line of credit. Additionally, we were in compliance with all required financial covenants as of March 31, 2021 and December 31, 2020, respectively.
On April 13, 2021, we entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with Bank of America N.A., to include among other things, (i) an update to provide for use of a LIBOR successor rate, (ii) to amend the definition of Availability Reserve and Borrowing Base, and (iii) to extend the termination date to April 13, 2024. In connection with the Second Amendment, we will pay a fee of $75,000 in the second quarter.
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Unaudited, in thousands)
Net cash provided by (used in) operating activities	$84,791	$(25,426)
Net cash used in investing activities	(2,353)	(280)
Net cash provided by financing activities	146,087	158
Effect of exchange rate changes on cash and cash equivalents	(1,118)	(2)
Net increase (decrease) in cash and cash equivalents	$227,407	$(25,550)
Cash flows from operating activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation expense and other non-cash related items as well as the effect of changes in working capital and other activities.

For the three months ended March 31, 2021, net cash provided by operating activities was $84.8 million, consisting of net income of $3.3 million adjusted for non-cash expenses of $27.9 million. Changes in operating assets and liabilities represented a $53.6 million use of cash, primarily driven by changes in working capital, including decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses. For the three months ended March 31, 2020, net cash used in operating activities was $25.4 million, consisting of net income of $9.3 million adjusted for non-cash expenses of $2.0 million. Changes in operating assets and liabilities represented a $36.7 million use of cash, primarily driven by changes in working capital, including an increase in accounts receivable and other current assets, and a decrease in accounts payable due to related parties.
Cash flows from investing activities
For the three months ended March 31, 2021 and March 31, 2020, our net cash used in investing activities was $2.4 million and $0.3 million, respectively. In each of these periods, our primary investing activities consisted of the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $146.1 million for the three months ended March 31, 2021 primarily due to the net proceeds of approximately $146.7 million from our IPO offset by cash payments of $0.6 million for accumulated dividends on our Series A convertible preferred stock. For the three months ended March 31, 2020, our net cash provided by financing activities was $0.2 million and primarily due to proceeds from the exercise of stock options.
Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2021.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Unaudited, in thousands)
Royalty obligations(1)	$55,022	$32,820	$16,302	$5,900	$—
Operating leases (2)	7,826	2,815	3,043	1,522	446
Total contractual obligations	$62,848	$35,635	$19,345	$7,422	$446
___________________________
(1) We are engaged in, and in certain cases have settled, various claims and suits alleging the infringement of patents related to certain television technology that were initiated by television manufacturers and other nonmanufacturers. In connection with the disposition of some of these claims and suits, we have entered into, or may enter into, license arrangements, which may include royalty payments to be made for historical and/or prospective sales of our products. Certain of these settlements have included cross licenses, covenants not to sue, and litigation holds. In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $77.2 million and $81.1 million for all historical product sales as of March 31, 2021 and December 31, 2020, respectively. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
(2) The amounts represent the contractual future annual minimum lease payments as of March 31, 2021. In certain cases, we have long-term operating leases that include options to renew that we anticipate exercising upon the expiration of the current term. These anticipated renewals are not included in the above schedule.
Certain manufacturer supply agreements include a non-binding volume purchase commitment on up to 13 weeks of inventory forecast by us. We provide to manufacturers periodic forecasts at which time these manufacturers will consider the first 13 weeks of demand to be committed. Given the practice of providing frequent forecasts, any variance of the actual demand from the forecasted demand should be minimal, and we believe the risk to us is low.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, net sales, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements—Description of Business and Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the three months ended March 31, 2021, except as described in “Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
In December 2019, the FASB issued guidance, ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting standard. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 (“ASC 740”) as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard is effective for us for the year ending December 31, 2021. The adoption of this standard did not result in a material impact to our consolidated financial statements for the year ending December 31, 2021.
There have been no further developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements and footnote disclosures, from those disclosed in the audited consolidated financial statements included in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk” in the Prospectus. There have been no significant changes to our risks during the three months ended March 31, 2021.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our principal executive officer and principal financial officer, does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met and must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are currently, and in the future may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. We believe that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on our business, financial condition, results of operations or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.
RISK FACTORS
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited condensed consolidated financial statements and all the other information in this Quarterly Report on Form 10-Q, before you decide to purchase any shares of our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the ongoing COVID-19 pandemic and any worsening of the global business and economic environment as a result. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.
Risk Factor Summary
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among other things:
•Decreases in average selling prices of our Smart TVs and other devices, particularly if we are not able to reduce our expenses commensurately.
•We depend on sales of our Smart TVs for a substantial portion of our total net revenue, and if the volume of these sales declines or is otherwise less than our expectations, we could lose market share or our Device net revenue may not grow at the rate we expect.
•If we fail to keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, consumers may not buy our devices.
•We compete in rapidly evolving and highly competitive markets, and we expect intense competition to continue, which could result in a loss of our market share.
•If we are unable to provide a competitive entertainment offering through SmartCast, our ability to attract and retain consumers would be harmed, as they increasingly look for new ways to access, discover and view digital content.
•Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
•A small number of retailers account for a substantial majority of our Device net revenue, and our relationships with any of these retailers could be harmed or terminated, or the level of business with them could be significantly reduced.
•We may not effectively maintain and further develop our device sales channels, including developing and supporting our retail sales channels, or any of our retailers may experience financial difficulties or fail to promote our devices.
•We depend on a limited number of manufacturers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations, we may be unable to keep up with retailer and consumer demand for our devices.
•We and our third-party service providers collect, store, use, disclose and otherwise process information collected from or about consumers of our devices. The collection and use of personal information subjects us to legislative and regulatory burdens, and contractual obligations, and may expose us to liability.
•A breach of the confidentiality or security of information we hold or of the security of the computer systems used in and for our business could be detrimental to our business, financial condition and results of operations.

•Third parties may claim we are infringing, misappropriating or otherwise violating their intellectual property rights and we could be prevented from selling our devices, or suffer significant litigation expense, even if these claims have no merit.
•Our net revenue and net income vary significantly from quarter to quarter due to a number of factors, including changes in demand for the devices we sell, including seasonal fluctuations reflecting traditional retailer and consumer purchasing patterns.
•The multi-class structure of our common stock has the effect of concentrating voting power with our Founder, Chairman and Chief Executive Officer, William Wang, and his affiliates, which will limit your ability to influence or direct the outcome of key corporate actions and transactions, including a change of control.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Risks Relating to Our Industry and Business
Decreases in average selling prices of our Smart TVs and other devices may reduce our total net revenue, gross profit and net income, particularly if we are not able to reduce our expenses commensurately.
The selling prices of televisions, sound bars and other media entertainment devices typically decline over time for a variety of reasons, including increased price competition, excess manufacturing capacity and the introduction of new devices and technology. If we are unable to anticipate and counter declining selling prices during the lifecycle of our devices, our total net revenue, gross profit and results of operations may be harmed.
We sell the vast majority of our devices to various retailers that in turn sell our devices to the end consumer. In most situations, these retailers offer several brands of similar devices. The consumer’s decision on which brand to purchase can be impacted by a host of factors including price, and retailers will not purchase our devices from us if they are unable to sell them to consumers at a profit. As a result, if we are unable to offer devices to retailers at competitive prices, our business, financial condition and results of operations may be harmed.
Companies that sell media entertainment devices, including us, are vulnerable to cyclical market conditions that can cause a decrease in device prices. Intense competition and expectations of growth in demand across the industry may cause media entertainment device companies or their suppliers to make additional investments in manufacturing capacity on similar schedules, resulting in a surge in production capacity. During these surges in capacity, retailers can exert strong downward pricing pressure, resulting in sharp declines in prices and significant fluctuations in Device gross margin. Furthermore, we may provide our retailers with price protection credits in the form of rebates for devices that decrease in price during the device’s life cycle. While, in certain instances, we seek to pass through the costs associated with price protection rebates to our manufacturers, we may not be able to do so in full or in part, which may harm our Device gross margin.
In order to sell devices that have a declining purchase price while maintaining our Device gross margin, we need to continually reduce device and sourcing costs. To manage sourcing costs, we collaborate with our third-party manufacturers to attempt to engineer cost-effective designs for our devices. In addition, we rely on our third-party manufacturers to manage the prices paid for components used in our devices, especially key components such as LCD and OLED panels. We must also manage our logistics and other costs to reduce overall device costs. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or declining prices. We cannot guarantee that we will be able to achieve any or sufficient cost reductions to enable us to reduce the price of our devices to remain competitive without margin declines, which could be significant.
We also need to continually introduce new devices, in particular Smart TVs, with higher gross margins in order to maintain our Device gross margin. Although we may be able to take advantage of the higher selling prices typically associated with new devices and technologies when they are first introduced in the market, such prices decline over time, and in certain cases very rapidly, as a result of market competition or otherwise. We may not be successful in improving or designing new devices, or delivering our new or improved devices to market in a timely manner.
If we are unable to effectively anticipate and counter declining prices during the lifecycle of our devices, or if the prices of our devices decrease faster than the speed at which we are able to reduce our manufacturing costs, our total net revenue, gross profit and results of operations may be harmed.

We depend on sales of our Smart TVs for a substantial portion of our total net revenue, and if the volume of these sales declines or is otherwise less than our expectations, we could lose market share or our Device net revenue may not grow at the rate we expect and our business, financial condition and results of operations may suffer.
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 80% and 88% for the three months ended March 31, 2021 and 2020, respectively. A decline in the volume of sales, whether due to macroeconomic conditions, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than it would if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations, including our gross margin.
Demand for our Smart TVs is affected by numerous factors, including the general demand for televisions, price competition and the introduction of new technological innovations. For example, demand is, in part, affected by the rate of upgrade of new televisions. We derived a significant percentage of our past total net revenue as a result of consumers purchasing Smart TVs to replace their existing televisions, upgrading standard-definition televisions to high-definition and 4K televisions, upgrading analog receivers to digital receivers, and other upgrades to newer technologies. We cannot guarantee that current or future technological upgrades, such as OLED televisions and televisions with greater color spectrum or operating system capabilities will result in similar adoption rates, or that content providers will provide the content necessary for such technological upgrades to fulfill their full potential for consumers. For example, there was a significant amount of time between when high-definition televisions were available and high-definition content for such televisions was prevalent, and there has been minimal content available and provided for 3D televisions. Furthermore, the rate of replacement with new televisions of older televisions may be affected by macroeconomic factors such as continuing uncertainty in the global economy, or a change in the prices of televisions. If consumers do not purchase new televisions, or purchase substitute or replacement televisions at a lower rate than during prior replacement cycles, this may harm our business, financial condition and results of operations.
While we are evaluating other devices and services to add to and diversify our offerings, we may not be successful in identifying or executing on such opportunities, and we expect sales of televisions to continue to represent most of our total net revenue for the foreseeable future. Further, the success of Platform+ relies on continued sales of our Smart TVs in order to generate additional consumers who could become SmartCast Active Accounts. Because our SmartCast operating system is only available on our Smart TVs, the growth of Platform+ will be limited by the number or Smart TVs we sell. In addition, certain of our other new device offerings in the past, including sound bars, have been complementary to Smart TV purchases, and sales of such devices are correlated with Smart TV purchases. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell our Smart TVs.
If we fail to keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, consumers may not buy our devices, and our revenue and profitability may decline.
The markets for the media entertainment devices that we offer are characterized by rapidly changing technology, evolving technical standards, changes in consumer preferences, low margins, significant competition and the frequent introduction of new devices and software. The development and commercialization of new technologies, and the introduction of new devices and software, will often quickly make existing devices and software obsolete, unprofitable or unmarketable. We derive a substantial portion of our total net revenue from sales of new Smart TVs, and we expect a significant percentage of our future growth to depend in part on the continued development and monetization of our SmartCast operating system. Smart TV functionality is rapidly changing, and many potential future use cases for Smart TVs are untested and may prove unsuccessful. Our failure to adequately anticipate changes in the industry and the market, and to develop attractive new devices, software or services, may reduce our future growth and profitability. Moreover, the development process can be lengthy and costly, and requires us to collaborate with our third-party manufacturers, software developers and their suppliers as well as our retailers well in advance of sales. Technology and standards may change while we are in the development stage, rendering our devices obsolete or uncompetitive before their introduction. Our devices, which typically contain both hardware and software, may contain undetected bugs, errors or other defects or deficiencies that may not be discovered until after their introduction and shipment. We have in the past experienced bugs, errors or other defects or deficiencies in new devices and device updates and delays in releasing new devices, deployment options and device enhancements, and may have similar experiences in the future. In addition, we may encounter difficulties incorporating technologies and software into our devices in accordance with our retailers’ and consumers’ expectations, which in turn may negatively affect our retailer and consumer relationships, and our reputation, brand and revenue. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. If we fail to keep pace with rapid technological changes and changes in consumers’ needs or preferences, or to predict future consumer preferences, and to offer new devices, software or software updates to new or existing devices in response to such changes, our business, financial condition and results of operations may be harmed.

We compete in rapidly evolving and highly competitive markets, and we expect intense competition to continue, which could result in a loss of our market share and a decrease in our revenue and profitability, and may harm our growth prospects.
We compete in rapidly evolving and highly competitive markets, and with existing competitors whose size and resources may allow them to compete more effectively than we can. We expect intense competition to continue as existing competitors introduce new and more competitive offerings alongside their existing devices and services, and as new market entrants introduce new devices and services into our markets. Many of our competitors have greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among some types of consumers and greater economies of scale. In addition, these competitors have long-term relationships with many of our retailers.
We compete primarily with established, well-known television manufacturers, established media entertainment device companies, as well as more recent entrants to the branded television market. Our principal competitors include: Samsung, Sony, LG, TCL and Hisense. In addition, one of our significant retailers, Walmart, has recently introduced its own brand of televisions and may choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. We face sound bar competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn. Any reduction in our ability to place and promote our devices, or increased competition for available or desirable shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our devices.
Our Platform+ offerings compete both to be the entertainment hub of consumers’ homes and for advertising spend. We expect advertising spend to continue to shift from linear TV to connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung, as well as connected devices such as Roku, Amazon Fire TV Stick and Apple TV and traditional cable operators, which may provide their own streaming services. We compete for advertising spend with these competitors as well as with OTT streaming services such as Hulu and YouTube TV, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. We compete with these devices and services in part on the basis of user experience and content availability, and if our competitors are able to develop features that enhance the user experience, offer applications that are not available on our Smart TVs, or secure rights or partnerships to content, including exclusive content, consumers may prefer their offerings to ours and our business may be harmed. In addition, we compete to attract and retain advertisers, and our competitors may offer more attractive alternatives to advertisers, such as larger audiences or better ad formats. Further, to the extent consumers who purchase a VIZIO Smart TV do not engage with our SmartCast operating system and instead use their Smart TV with one of our competitors’ solutions or for other purposes, our ability to generate Platform+ net revenue may be harmed.
Many of our existing and potential competitors enjoy substantial competitive advantages, such as:
•strong brand names;
•strong relationships with advertisers;
•access to greater resources in connection with research and development, including regarding development of advertising solutions;
•the ability to more easily undertake extensive marketing campaigns;
•the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of devices and services;
•the ability to implement and sustain aggressive pricing policies;
•the ability to obtain favorable pricing or allocations of key components from manufacturers or suppliers, including LCD and OLED panels, which are supplied for our devices to a significant extent by affiliates of our competitors;
•the ability to exert significant influence on sales channels;
•better access to prime shelf space at our retailers’ retail locations;
•broader distribution and more established relationships with retailers;
•access to larger established retailer and consumer bases;
•access to greater resources to make acquisitions;
•a broader distribution market, by selling their devices internationally;
•the ability to rapidly develop and commercialize new technologies and services;

•the ability to bundle competitive offerings with other devices and services;
•the ability to cross-subsidize low-margin operations from their other higher-margin operations; and
•the ability to secure rights or partnerships to content, including exclusive content, that consumers may prefer over our content.
We would be at a competitive disadvantage if our competitors bring their next generation devices and services to market earlier than we do, if their devices or services have lower prices, better features, more content (or more preferable content) or are more technologically advanced than ours, or if any of our competitors’ devices or services were to become preferred by retailers or consumers. To the extent we are unable to effectively compete against our competitors for any of these reasons or otherwise, our business, financial condition and results of operations may be harmed.
If we are unable to provide a competitive entertainment offering through SmartCast, our ability to attract and retain consumers would be harmed, as they increasingly look for new ways to access, discover and view digital content.
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon (including Fire TV Sticks) and Google (including Chromecast) that provide broadband delivered digital content directly to a consumer’s television connected to their device. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung. We also face competition from online content providers and other PC software providers who deliver digital content directly to a consumer’s personal computer, which in some cases may then be viewed on a consumer’s television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. We do not currently have arrangements with all of the popular content providers, including some content providers that are available on competitive devices, such as HBOMax. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.
Additionally, the manner in which consumers access streaming content is changing rapidly. As the technological infrastructure for internet access continues to improve and evolve, consumers will be presented with more opportunities to access video, music and games on-demand with interactive capabilities. Time spent on mobile devices is growing rapidly, in particular by young adults streaming video content from streaming channels and from cable or satellite providers available live or on-demand on mobile devices. If our competitors are able to respond and take advantage of changes in consumer viewing habits and technologies better than us, our business may be harmed.
If we are unable to provide a competitive entertainment offering through SmartCast, we may not maintain or increase SmartCast Active Accounts, SmartCast Hours and SmartCast ARPU, and our business, financial condition and results of operations may be harmed.
Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $52.2 million and $23.7 million for the three months ended March 31, 2021 and 2020, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
The success of our Platform+ business will depend on many factors, including our ability to increase the number of SmartCast Active Accounts, increase SmartCast Hours and increase SmartCast ARPU. To do so, we must enhance our SmartCast operating system, develop innovative advertising products, maintain relationships with advertising purchasers and develop new offerings that add additional features and capabilities. In addition, any failure to grow our data licensing revenue through Inscape may harm our Platform+ business and results of operations. We have made significant investments in our Platform+ offerings and the technological capabilities of our Smart TVs, and we may not achieve positive returns on these investments.
We intend to continue to expend substantial financial and other resources to develop our SmartCast operating system and the features and functionalities of our Smart TVs, and we may fail to allocate our resources in a manner that results in increased revenue or other growth in our business. If we are unable to maintain or increase our Platform+ net revenue at a rate sufficient to offset the expected increase in our costs, our business, financial condition and results of operations may be harmed. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If Platform+ growth does not meet our expectations in future periods, our business, financial condition and results of operations may be harmed.
We depend in part on the continued sales of our Smart TVs for the growth of our Platform+ business and if we fail to deliver devices that our retailers and consumers want, our business, financial condition and results of operations may be harmed.
The growth of our Platform+ business depends in part on the continued sales of our Smart TVs in order to generate additional consumers who could become SmartCast Active Accounts. Because our SmartCast operating system is only available on our Smart TVs, the growth of Platform+ depends in part on the number of new Smart TVs we sell and our ability to convert those purchasers into SmartCast Active Accounts. To the extent retailers and consumers do not continue to purchase our Smart TVs, we may not be able to grow our SmartCast Active Accounts, SmartCast Hours or SmartCast ARPU, and these metrics may decline if existing consumers decide to purchase from another brand when they purchase a new television. If we fail to deliver upgraded and new Smart TVs that our retailers and consumers want, we may not be able to continue to grow our Platform+ business, and our business, financial condition and results of operations may be harmed.
We may not be successful in our efforts to expand our monetization of our SmartCast operating system, which may harm our business, financial condition and results of operations.
Our future growth depends in part on our ability to expand the capabilities of our SmartCast operating system and to monetize those capabilities. SmartCast currently generates revenue from ad inventory on our home screen, WatchFree and certain other services on our operating system and, on a transactional basis, from certain subscription purchases and content transactions that occur on our operating system. To continue to grow our business, we intend to invest in interactive features for our Smart TVs such as personal communications, commerce and fitness and wellness. We may be unable to successfully develop these features and even if we do, consumers may not choose to engage with them. The failure to develop new features and functionalities for our SmartCast operating system may harm our number of SmartCast Active Accounts, and the failure to monetize such innovations may harm our SmartCast ARPU. If we are unable to generate revenue from new features of our Smart TVs, our business, financial condition and results of operations may be harmed.
We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.
Our net revenue and net income vary significantly from quarter to quarter due to a number of factors, including:
•changes in demand for the devices we sell, including seasonal fluctuations reflecting traditional retailer and consumer purchasing patterns;
•changes in the mix of devices we sell;
•the impact of new device introductions, including the impact of customary reset periods, or retailers and consumers choosing to forego purchases of current devices in anticipation of new devices;
•the introduction of new technologies, devices or service offerings by competitors;
•our ability to manage our device mix and consider allowances, including for price protection;
•our ability to reduce our fixed costs to compensate for any reduced net revenue or decrease in average selling prices;
•our ability to grow SmartCast Active Accounts and continue to develop our Platform+ offerings;
•changes in advertising and other marketing costs;
•aggressive pricing, marketing campaigns or other initiatives by our competitors;
•increases in the cost of the devices we sell due to the rising costs of key components such as LCD and OLED panels, chipsets and raw materials, particularly in Vietnam, China, Taiwan, Thailand and Mexico;
•costs of expanding or enhancing our supply base;
•changes and uncertainty in the legislative, regulatory and industry environment for us, our retailers or our manufacturers;
•investments in new device or service offerings, including the level of investment in our Platform+ offerings;
•changes in our capital expenditures as we acquire the hardware, equipment, technologies and other assets required to operate and scale our business; and

•costs related to acquisitions of other businesses or technologies.
As a result of the variability of these and other factors, including macroeconomic factors, our results of operations in future quarters may be below the expectations of stock analysts and investors, which could cause our stock price to fall.
Our Device business is seasonal, and if our device sales during the holiday season fall below our forecasts, our business, financial condition and results of operations may be harmed.
Our Device business is subject to seasonal fluctuations in demand due to changes in buying patterns by our retailers. Historically, we have experienced the highest levels of our sales in the fourth quarter of the year, coinciding with the holiday shopping season in the United States, including the Black Friday and Cyber Monday sales events, and, to a more limited extent, the third quarter due to pre-holiday inventory build-up and back-to-school promotions. Moreover, we often introduce our newest generation of device offerings just prior to this peak season, which may further concentrate sales in the fourth quarter. Additionally, there are other seasonal events, such as Superbowl Sunday in the first quarter, as well as retailer reset periods in the spring and fall of each year, which impact our sales volume. During device reset periods, our retailers, including Best Buy, Costco, Sam’s Club, Target and Walmart, update their device assortments, driving sales of new device introductions, while simultaneously driving down prices for pre-existing devices, as retailers seek to move older devices off of their shelves to make room for new devices.
Depending on how well we plan and execute our sales strategy during seasonal fluctuations in demand, our device sell-through and/or margins may be harmed, particularly as we provide price protection for devices in inventory at our retailers. Further, given the strong seasonal nature of our device sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact on our results will continue, and any shortfall in seasonal sales would cause our results of operations to suffer. Achieving sales targets in the fourth quarter is particularly important, as a failure to achieve sales targets during the holiday season cannot be recovered in subsequent periods of a given year.
In contrast to total net revenue, a substantial portion of our expenses are personnel-related and include salaries, bonuses, benefits and share-based compensation, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.
Our success depends on our ability to continue to establish, promote and strengthen the VIZIO brand.
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name in new markets are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business and expansion into new markets. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses for the three months ended March 31, 2021 and 2020 were $4.4 million and $6.2 million, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
We must successfully manage frequent device introductions and transitions.
We believe that we must continually develop and introduce new devices, enhance our existing devices and effectively stimulate retailer and consumer demand for new devices. Any failure to complete device transitions effectively could harm our brand, business, financial condition and results of operations.
The success of new device introductions depends on a number of factors including, but not limited to, timely and successful development, market and consumer acceptance, the effective forecasting and management of device demand, management of purchase commitments and inventory levels, the management of manufacturing and supply costs, and the risk that new devices may have quality or other defects in the early stages of introduction. If we do not successfully manage device transitions, especially during the holiday shopping season, our Device net revenue and business may be harmed and we may not be able to grow our business.
The introduction of new devices or device enhancements may shorten the life cycle of our existing devices, or replace sales of some of our current devices, thereby offsetting the benefit of a successful device introduction. Additionally, the prices of our existing models tend to decline when new models become available. Although we attempt to pass such price declines to our manufacturers, we may need to offer our retailers price protection or other benefits in order to complete the sell-through of older models of our devices to consumers. New device offerings may also cause retailers or consumers to defer purchasing our existing devices in anticipation of the new devices and potentially lead to challenges in managing inventory of existing devices. If we fail to effectively manage new device introductions, our Device net revenue and Device gross profit may be harmed.
If we fail to effectively manage our growth, our business, financial condition and results of operations may be harmed.
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees, which may be more difficult following a reduction in force in the second quarter of 2020 in response to the economic uncertainty caused by the COVID-19 pandemic. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation, brand, business, financial condition and results of operations.
Further, as we have grown, our business has become increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing infrastructure, focus on innovative device development and upgrade our management information systems and other processes. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand and the quality of our devices may suffer.
Our Smart TVs must operate with various offerings, technologies and systems from third party content providers that we do not control. If our Smart TVs do not operate effectively with those offerings, technologies and systems, our business may be harmed.
The success of our SmartCast operating system depends in part on its interoperability with the applications of content providers in order to provide the channels and content that consumers want. We have no control over the development priorities of these third party content providers and cannot be assured they will design their applications for our platform. For example, HBOMax is not currently available as an application on our SmartCast operating system. If content providers do not develop or maintain applications for our SmartCast operating system, our business, financial condition and results of operations may be harmed.
Our success also depends on the reliability of these offerings. If the applications on our Smart TVs experience performance issues or service interruptions, consumers may become dissatisfied with our platform. In addition, we plan to continue to develop our SmartCast operating system and innovate new features. These developments and features, however, may require content providers to update or modify their applications. To continue to grow our SmartCast Active Accounts and consumer engagement, we will need to prioritize development of our Smart TVs to work with additional offerings, technologies and systems. If we are unable to maintain consistent operability of our devices compared to other platforms, our business may be harmed. In addition, any future changes to offerings, technologies and systems from content providers may impact the accessibility, speed, functionality, and other performance aspects of our Smart TVs. We may not successfully develop Smart TVs that operate effectively with these offerings, technologies or systems. If it becomes more difficult for our consumers to access and use these offerings, technologies or systems, consumers may seek to use alternative offerings and our business, financial condition and results of operations may be harmed.
If the advertising and audience development campaigns and other promotional advertising on our platform are not relevant or not engaging to our consumers, our growth in SmartCast Active Accounts and consumer engagement may be harmed.
We have made, and are continuing to make, investments to enable advertisers and content providers to deliver relevant advertisements, audience development campaigns and other promotional advertising to our consumers. Existing and prospective advertisers and content providers may not be successful in serving ads and audience development campaigns and sponsoring other promotional advertising that lead to and maintain user engagement. Those ads and campaigns may seem irrelevant, repetitive or overly targeted and intrusive. We are continuously seeking to balance the objectives of our advertisers and content providers with our desire to provide an optimal user experience, but we may not be successful in achieving a balance that continues to attract and retain consumers, advertisers and content providers. We have invested and expect to continue to invest in developing innovative advertising technology, and those investments may not lead to capable or commercially successful technology. If we do not introduce relevant advertisements, audience development campaigns and other promotional advertising or such advertisements, audience development campaigns and other promotional advertising are overly intrusive and impede the use of our streaming platform, our consumers may reduce using, or stop using, our platform, and advertisers or content providers may reduce or discontinue their relationships with us, any of which may harm our business.
If we are unable to maintain an adequate supply of quality video ad inventory or effectively sell our available video ad inventory, we may not be successful in further monetizing our Platform+ business and as a result, our business, financial condition and results of operations may be harmed.
We are dependent in part on our ability to monetize video ad inventory on WatchFree and VIZIO Free channels, and video ad inventory that we obtain from the publishers of ad-supported channels, and through our inventory share with certain AVOD services. We generate advertising revenue by selling ad inventory on our own services and through certain third-party AVOD services. We may fail to attract content providers for these services that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our access to video ad inventory on our platform, including on WatchFree and VIZIO Free Channels, varies greatly. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, we may not be able to increase our SmartCast ARPU and our business may be harmed.
Our ability to deliver more relevant advertisements to our consumers and to increase SmartCast’s value to advertisers depends in part on the collection of user engagement data, which may be restricted or prevented by a number of factors, including our ability to keep SmartCast Active Accounts engaged on ad-supported content instead of harder to monetize content, contractual restrictions on our ability to use data from certain streaming services and consumers’ willingness to opt into the collection of their data. Our ability to grow SmartCast ARPU depends in part on our ability to shift SmartCast Hours towards services that we are better able to monetize.
Further, we operate in a highly competitive advertising industry and we compete for revenue from advertising with OTT platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. If we are unable to increase our revenue from advertising by, among other things, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business, financial condition and results of operations.
An economic downturn, or economic uncertainty in our key markets, could adversely affect consumer discretionary spending and demand for our devices and our results of operations.
Our Smart TVs and sound bars are consumer discretionary items. As such, our results of operations tend to be sensitive to changes in conditions that impact the level of consumer spending for discretionary items, including general macroeconomic conditions, consumer confidence, employment levels, interest rates, tax rates, the availability and cost of consumer credit, consumer debt levels and fuel and energy costs. As global economic conditions continue to be volatile and economic uncertainty remains, consumer discretionary spending may also remain unpredictable and subject to reductions due to credit constraints and uncertainties. These factors may lead consumers to delay or reduce purchases of our devices. Further, economic downturns may lead to a reduction in advertising spending and harm the results of operations of Platform+. Our sensitivity to economic cycles and any related fluctuation in consumer demand may harm our business, financial condition and results of operations. For example, we believe that consumer demand was accelerated into 2020 due to shelter-in-place orders, work-from-home policies and other measures taken in response to the COVID-19 pandemic, and we expect consumer demand could decrease in future periods, particularly to the extent a resurgence of COVID-19 causes global or regional recessions.
Changes in consumer viewing habits could harm our business.
The manner in which consumers access streaming content is changing rapidly. As the technological infrastructure for internet access continues to improve and evolve, consumers will be presented with more opportunities to access video, music and games on-demand with interactive capabilities. Time spent on mobile devices is growing rapidly, in particular by young adults streaming content as well as content from cable or satellite providers available live or on-demand on mobile devices. In addition, personal computers, streaming platforms, DVD players, Blu-ray players, gaming consoles and cable set-top boxes allow consumers to access streaming content. If other streaming or technology providers are able to respond and take advantage of changes in consumer viewing habits and technologies better than us, our business, financial condition and results of operations may be harmed.
New entrants may enter the TV streaming market with unique service offerings or approaches to providing content. In addition, our competitors may enter into business combinations or alliances that strengthen their competitive positions. If new technologies render the TV streaming market obsolete or we are unable to successfully compete with current and new competitors and technologies, our business may be harmed.
The use of Automatic Content Recognition (ACR) technology to collect viewing behavior data is emerging and may not be successful.
The utilization of viewing behavior data collected using ACR technology through Smart TVs to inform digital advertising and content delivery is an emerging industry, and future demand and market acceptance for this type of data is uncertain. If the market for the use of this data does not develop or develops more slowly than we expect, or if we are unable to successfully develop and monetize our Platform+ offerings or the viewing behavior data we collect, our growth prospects may be harmed.
Many factors may adversely affect the acceptance and growth of Platform+, including:
•developing and maintaining relationships and technology integrations with brand advertisers, advertising and media agencies, broadcast, cable and local television networks, digital publishers and streaming companies, data analytics firms and marketing technology firms;
•decisions by advertisers, media content providers, digital publishers or marketing technology companies to, or changes in their technology or rights that, restrict our ability to collect data or their refusal to implement mechanisms we request to ensure compliance with our legal obligations or technical requirements;
•changes by marketing technology companies that render inoperable the integrations we have with them;
•changes in the economic prospects of advertisers, advertising and media agencies, broadcast, cable and local television networks, digital publishers and streaming companies, data analytics firms, advertising technology firms, or the industries or verticals we expect to primarily serve with our Inscape data services;
•the failure to add, or the loss of, brand advertisers, advertising and media agencies, broadcast, cable and local television networks, digital publishers and streaming companies, data analytics firms and advertising technology firms running advertising campaigns using our services;
•the timing and amount of sales and marketing expenses incurred to attract new brand advertisers, advertising and media agencies, broadcast, cable and local television networks, digital publishers and streaming companies, data analytics firms and advertising technology firms to our services;
•changes in the demand for viewing behavior data;
•changes in consumer preferences and attitudes toward data collection, use, disclosure and other processing;
•changes in device functionality and settings, and other changes in technologies, including those that make it easier for consumers to prevent the placement monitoring technology and impact our ability to reach them online or collect and use exposure data, and decisions by consumers to opt out of being monitored or to use such technology; and
•changes in or the introduction of new laws, rules, regulations or industry standards or increased enforcement of international laws, rules, regulations or industry standards impacting the collection, use, privacy, security, sharing or other processing of data or otherwise.
Further, we currently do not collect, and might not in the future collect, viewing behavior data regarding content streamed through SmartCast or content viewed on Smart TVs located outside of the United States. Additionally, some of our agreements with third party content providers, including Netflix and Disney+, restrict us from using viewing data from consumers engaging with that third party’s content. These potential limitations may impair our ability to monetize Platform+. Moreover, our Smart TV viewers must initially opt-in to data collection and can opt out of data collection at any time. Consumer attitudes toward data collection, use, disclosure, and other processing may change over time, and may result in more of our Smart TV viewers opting out of data collection.
If we are unable to adequately address these factors, we may not be able to successfully develop our Platform+ offerings and our anticipated future growth may be harmed.

Our future growth depends in part on the growth and integration of the digital and television advertising industries.
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional, offline advertising, such as offline television, radio and print. The future growth of our business and, in particular, our Platform+ offerings, will depend on the continued integration of television and digital advertising, and on advertisers increasing their spend on television and digital advertising, and we cannot be certain that they will do so. We have invested to improve digital advertising, such as through our automated content recognition (ACR) and Dynamic Ad Insertion (DAI) technologies, but these technologies are still under development, and even if successfully developed, these efforts may not prove commercially successful. If advertisers do not perceive meaningful benefits from the integration of television and digital advertising, and in particular the benefit of viewing behavior data, including in terms of cost effectiveness, then the digital advertising market and our Platform+ offerings may develop more slowly than we expect, which may harm our business, financial condition and results of operations.
Changing consumer preferences towards data collection, privacy and security could cause consumers not to opt-in to or to opt-out of our data collection practices, which could harm our Platform+ business.
Certain of our data policies require consumers to opt-in to the collection, use, and disclosure of their data, including viewing data. Data collection, privacy and security have become the subject of increasing public concern and changing consumer preferences towards data collection, privacy and security could adversely affect consumer willingness to opt-in to our collection of their data. For example, prior to collection of information from a device about the content viewed on that television, we must prominently disclose to the consumer, separate and apart from any privacy policy, the types of data that will be collected, used and shared with third parties, including the identity or specific categories of such third parties, and the purposes for sharing of such information, and then obtain the consumer’s affirmative express consent. Consumers may be reluctant or unwilling to opt-in to the collecting of viewing data, and consumers that have opted-in to the collection of viewing data may opt-out of the collection of viewing data through the Smart TV user settings at any time.
In particular, the success of our Inscape data services depends in part on our ability to lawfully obtain information about the content viewed on a device through the use of ACR and other technologies from devices whose users choose to opt-in to the data collection. Furthermore, some consumers may be reluctant or unwilling to opt into our collection of their data or connect to the internet through our Smart TVs for a variety of reasons, including because they have concerns regarding the risks associated with data privacy and security. If consumers choose not to opt-in to the collection of their data as a result of these concerns, this could negatively impact the growth potential for our Platform+ business.
A breach of the confidentiality or security of information we hold or of the security of the computer systems used in and for our business could be detrimental to our business, financial condition and results of operations.
We rely on others to operate complex computer systems that store consumers’ information, which they are contractually required to maintain on a confidential basis. The information we collect through our Inscape data services does not include consumers’ names, addresses, phone numbers, social security numbers, credit card information or other contact information, but it does include device or other persistent identifiers, IP addresses, viewing behavior data and other personal information. We also maintain a separate database of personal information in connection with consumers who register our devices for warranty purposes or otherwise contact us, such as for consumer service assistance. More generally, in the ordinary course of our business, we collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information. It is critical that we work to maintain the confidentiality, integrity and availability of such information.
Like all services that connect with the internet, our Inscape data services, and our website, as well as our information technology systems and infrastructure and those of our third-party service providers, and our databases and data centers provided by third-party service providers have in the past and may in the future be subject to security breaches, intrusions, incidents, attacks, malware and ransomware attacks, social engineering attacks, phishing attempts, attempts to overload our servers with denial-of-service, employee and contractor theft and other malfeasance, unauthorized access by third parties or internal actors, or other attacks and disruptions, any of which could lead to interruptions, delays, or shutdowns of our services, or the inadvertent or unauthorized access, destruction, modification, acquisition, release, transfer, loss, disclosure or use of information about consumers or their devices or other sensitive, personal or confidential information. Attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states and others. Threats to and vulnerabilities in our computer systems and those of our service providers may result from human error, fraud or malice on the part of our employees, third-party service providers and business partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we remain vulnerable to phishing and other types of attacks and breaches. In the past, employees have been victims of spearphishing and other phishing attacks, and we anticipate these attacks continuing, which may result in our employees and contractors being victims of these attacks in the future. The security risks we face have been heightened by an increase in our employees and service providers working remotely in response to the COVID-19 pandemic.
We cannot be certain that current or future criminal capabilities, discovery of existing or new vulnerabilities in our and our service providers’ systems and attempts to exploit those vulnerabilities, physical systems or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting the systems and information possessed by us and our service providers, or that this has not already occurred. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure our systems and the information we maintain, and we may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems, react in a timely manner, or implement adequate preventative measures. In the event that our or our service providers’ protection efforts are unsuccessful and there is unauthorized access to, or unauthorized destruction, modification, acquisition, release, transfer, loss, disclosure or use of information or the breach of the security of information, we could suffer substantial harm. A breach of our or our service providers’ network security or systems could have serious negative consequences for our business and future prospects, including costs to comply with applicable breach notification laws, disruption to our business, litigation, disputes, regulatory investigation and oversight, mandatory corrective action, fines, penalties, damages, indemnity obligations, damages for contract breach, reduced consumer demand for our devices and harm to our reputation and brand. We may face difficulties or delays in identifying, mitigating or otherwise responding to any security breach or incident.
Further, a portion of our technology infrastructure is operated by third parties such as Amazon Web Services, among other providers, over which we have no direct control, and some of these third parties in turn subcontract with other third-party service providers. We are reliant in part on their security measures to protect our sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information, consumer data and other confidential information. Third parties that we work with have in the past experienced security incidents and phishing attacks and may have similar experiences in the future. If those third parties do not adequately protect our information, it could result in decreased revenue and our reputation and brand could suffer irreparable harm, causing consumers to reject our devices in the future, our data providers not to share data with us, or advertisers or other downstream users or licensees of our viewing behavior data not to do business with us. For example, we use third-party payment processors to collect payment information for purchases on our website and through our Smart TVs. If these third parties suffer a data breach involving our consumers’ payment card data, we may be subject to substantial penalties and related enforcement for failure to adhere to the technical or operational security requirements of the Payment Card Industry (PCI) Data Security Standard (DSS) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are uncertain as penalties may be imposed by entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with, and our third-party payment processors. Further, we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or security incident, including in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities, notifying affected individuals and providing them with identity-protection services, and litigating and resolving governmental investigations and other proceedings and legal claims and litigation, all of which could divert resources and the attention of our management and key personnel.
In addition, our remediation efforts may not be successful. The inability to implement and maintain adequate safeguards may harm our business, financial condition and results of operations. For example, we do not yet have a formally documented data retention policy or business continuity/disaster recovery plan. If we are not able to detect and identify activity on our systems that might be nefarious in nature, determine the scope of or contain the nefarious activity, or design processes or systems to reduce the impact of similar activity at a third-party provider, our business could suffer harm. In such cases, we could face exposure to legal claims, particularly if the retailer or consumer suffered actual harm. We cannot ensure that any limitations of liability provisions in our agreements with consumers or retailers, contracts with service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. In any event, an unauthorized disclosure of information or a breach of the security of our systems or data, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, may harm our reputation, brand, business, financial condition and results of operations.
Security compromises experienced by others in our industry, our retailers or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode consumer confidence in the effectiveness of our security measures, negatively impact our ability to attract new consumers, cause existing consumers to elect not to use our devices or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which may harm our business, financial condition and results of operations.
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, may harm our reputation, brand, business, financial condition and results of operations.
Significant system disruptions, loss of data center capacity or interruption of telecommunication links may harm our business, financial condition and results of operations.
Our business is heavily dependent upon highly complex data processing capability. Protection of our data centers and the third-party data centers at which we collect and maintain data against damage or interruption from fire, flood, earthquakes, tornadoes, cybersecurity attacks, ransomware, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, viruses, denial of service attacks, fraud or other disasters and events beyond our control is critical to our continued success. We also rely on bandwidth providers, internet service providers and mobile networks to deliver data to us from Smart TVs and the online content available through our Smart TVs is dependent on links to telecommunication providers. Any damage to, failure of, or outages of the systems of the data centers that we utilize or the systems of our third-party providers could result in interruptions to the availability or functionality of our Inscape data services or our Smart TVs. If for any reason our arrangements with our third-party providers, including providers of our third-party data centers, are terminated, we could experience additional expense in arranging for new technology, services and support. In addition, the failure of the data centers that we utilize or any third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our devices or impede our ability to scale our operations.
We believe we and the third parties on which we rely have taken reasonable precautions to protect necessary data centers and telecommunication links from events that could interrupt our operations. Such third parties, however, are responsible for maintaining their own network security, disaster recovery and system management procedures. Any damage to the data centers that we utilize or any failure of our telecommunications links that causes loss of data center capacity or otherwise causes interruptions in our operations, however, may materially adversely affect our ability to quickly and effectively respond to our retailers’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new retailers and force us to expend significant resources to repair the damage. Such events may harm our business, financial condition and results of operations.
Any material disruption of our information systems may harm our business, financial condition and results of operations.
We are increasingly dependent on information systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business, in particular for our Inscape data services. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffers an interruption in their business, or experiences delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. Furthermore, we may not be able to control the quality of the systems and services we receive from third-party service providers, which could impair our ability to implement appropriate internal controls over financial reporting.

If our devices contain defects or errors, we could incur significant unexpected expenses, experience device returns and lost sales, suffer damage to our reputation and brand, and be subject to product liability or other claims.
Our devices are complex and may contain defects, bugs, vulnerabilities, errors or failures, particularly when first introduced or when new models are released. Our devices have a one-, two- or three-year limited warranty against manufacturing defects and workmanship. While our warranty is limited to repairs and returns, warranty claims may result in significant costs and litigation, the occurrence of which may harm our business, financial condition and results of operations. If our devices contain defects or errors, we could experience decreased sales and increased device returns, and loss of our retailers, consumers and market share. If defects are not discovered until after retailers or consumers purchase our devices, our retailers and consumers could lose confidence in the quality of our devices and our reputation and brand may be harmed. If significant bugs or vulnerabilities are not discovered and patched in a timely manner, unauthorized parties could gain access to such devices. Any negative publicity related to the perceived quality of our devices could affect our brand image, decrease retailer and consumer demand, and may harm our business, financial condition and results of operations. In addition, although substantially all of our device warranty expenses are reimbursed by our manufacturers under our standard device supply agreements, if our manufacturers fail to honor these obligations, or if the indemnities in our device supply agreements are insufficient or do not cover our losses, we could incur significant service, warranty and insurance costs to correct any defects, warranty claims or other problems, including costs related to device recalls.
We may undertake acquisitions to expand our business, which may pose risks to our business, dilute the ownership of our stockholders or restrict our operations.
As part of our business and growth strategy, we have in the past acquired and made significant investments in, and may in the future acquire or make significant investments in, businesses, assets, technologies or services that we believe complement our business, although we have no present commitments or agreements to enter into any such acquisitions or investments. For example, in December 2014, we acquired Advanced Media Research Group, Inc., a software and application development company, and in August 2015, we acquired Cognitive Media Networks, Inc., a software provider than enables our Inscape data services. We have limited experience acquiring and integrating businesses, and may not be successful in doing so. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our business, financial condition and results of operations, including:
•intense competition for suitable acquisition targets, which could increase acquisition costs and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, privacy, data protection and data security practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•risks that we may be required to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations;
•costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition and results of operations may be harmed. Acquisitions by us could also result in large write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business, financial condition and results of operations. In addition, to finance any acquisitions, it may be necessary for us to raise additional funds through equity, equity-linked or debt financings. Additional funds may not be available on terms that are favorable to us, and in the case of equity or equity-linked financings, could result in dilution to our stockholders. Furthermore, funds obtained through debt financing could contain covenants that restrict how we operate our business or obtain other financing in the future.
We are subject to international business risks and uncertainties.
Our supply chain and manufacturing partners are based in, or have operations in countries outside of the United States including Vietnam, China, Taiwan, Thailand and Mexico. Further, we may expand our marketing operations internationally, which may lead to operations across many additional countries. For example, we have previously established sales channels through which we sell our devices in Canada and Mexico, though we have currently suspended sales in these countries. We expect our revenue from outside of the United States to increase in the future. Accordingly, we intend to expand our relationships in these countries and may establish additional relationships in other countries to grow our operations. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot guarantee that our international efforts will be successful.
Some of our manufacturers of key components, including LCD and OLED panels, reside in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange and the allocation of resources. The Chinese government exercises significant control over China’s economic growth through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese manufacturers, which could harm our business through higher device costs, reduced availability or both.
Furthermore, the global nature of our business creates various domestic and local regulatory challenges and subjects us to risks associated with our international operations. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery and anti-corruption laws in other jurisdictions in which we conduct activities, such as China. These laws generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments to government officials or others in the private sector for the purpose of influencing official actions, obtaining or retaining business, directing business to another, or securing an advantage.
Our ability to maintain current relationships with our manufacturers and vendors, to conduct operations with our existing international partners and to grow our business internationally is subject to risks associated with international operations, such as:
•inability to localize our devices, including to adapt for local practices and translate into foreign languages;
•difficulties in staffing and managing foreign operations;
•burdens of complying with a wide variety of laws and regulations, including those relating to the collection, use and other processing of consumer data;
•more stringent or differing regulations relating to privacy, data protection and data security, particularly in Canada and the European Union;
•unexpected changes in regulatory requirements;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash, or reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•exposure to political or economic instability and general economic fluctuations in specific countries or markets;
•risks resulting from changes in currency exchange rates;
•changes in diplomatic and trade relationships, including ongoing trade disputes between the United States and China;
•terrorist activities, natural disasters and pandemics, including the regional or local impacts of any such activity;
•trade restrictions;
•differing employment practices and laws and labor disruptions, including strikes and other work stoppages;
•the imposition of government controls;
•lesser degrees of intellectual property protection;

•tariffs and customs duties, or other barriers to some international markets, and the classifications of our goods by applicable governmental bodies;
•a legal system subject to undue influence or corruption; and
•a business culture in which illegal sales practices may be prevalent.
The occurrence of any of these risks could negatively affect our operations or international business expansion and consequently our business, financial condition and results of operations may be harmed.
Our Inscape data services currently focus on data generated from television content consumption in the United States. In order to expand these services internationally, we would be required to expend significant time and resources to be able to ensure that we can collect consumer and content data in other countries, and that we do so in compliance with laws in such countries. We cannot guarantee that we would be able to do so in a cost-effective manner, if at all.
We intend to run our operations in compliance with local regulations, such as tax, civil, environmental and other laws in each country where we may have presence or operations. However, there are inherent legal, financial and operational risks involved in conducting international operations, and we cannot be certain that these risks will not prevent us from being able to successfully develop and expand our international operations.
As we increase our international sales and business, we may engage with third-party intermediaries to market our devices and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners and third-party intermediaries, even if we do not explicitly authorize such activities. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We cannot assure you that our employees, agents, representatives, business partners and third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible.
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management, as well as significant defense costs and other professional service fees. In addition, noncompliance with anti-corruption and anti-bribery laws can subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil and/or criminal penalties and injunctions against us, our officers, or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation, brand, business, financial condition and results of operations may be harmed.
The ongoing COVID-19 pandemic has impacted our business and resurgences of COVID-19 or additional responsive measures thereto may continue to impact our business.
Since the first quarter of 2020, the COVID-19 pandemic, the responsive measures that we and other parties have taken, and the resulting economic consequences have affected our business. We have experienced year-over-year growth in Device net revenue; however, we also have encountered supply chain disruptions as a result of an industry-wide increase in demand for televisions and other media entertainment devices, suppliers operating at limited capacity due to regional restrictions and the temporary closing of certain retail locations. These supply chain disruptions have resulted in delays and in some cases required us to reallocate or deplete inventory. Further, increased consumer demand has led to less promotion pricing and discounting for our devices, which in turn has increased our Device gross profit margin; however, we anticipate that such increased Device gross profit margin will decrease in future periods. Additionally, some of our retailers have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sales of our Smart TVs and sound bars in these locations. While the increase in demand for televisions seen in response to shelter-in-place orders and other precautionary COVID response measures benefited our business and results of operations in 2020, we expect that demand in future periods may be adversely impacted due to consumers having accelerated purchasing decisions. It is also possible that continued economic uncertainty related to the COVID-19 pandemic may further reduce future sales.
The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including instituting work-from-home policies, suspending non-essential business travel, shifting from in-person to virtual meetings, events and conferences, and instituting a variety of health and safety protocols. In response to the effects of COVID-19 on our business and the related economic uncertainty, we have also taken certain cost-cutting measures, including a reduction in force in the second quarter of 2020, which may adversely affect employee morale and our ability to attract and retain employees. We may take further actions as required by federal, state and local government authorities or that we determine are in the best interests of our employees, retailers and business partners, but which may also result in a slowdown of our operations. An extended period of remote work arrangements could disrupt our business or adversely impact employee productivity, introduce additional business and operational risks, including cybersecurity risks, and make it more difficult for us to effectively manage our business. For example, the prolonged work from home environment has reduced efficiencies with our engineers and may result in lower productivity in other areas of our business. Additionally, future efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may harm our business. We also may incur significant operating costs and be exposed to increased liability risks as a result of the COVID-19 pandemic, both now and increasingly so once stay-at-home restrictions are lifted and employees begin to return to our offices, such as the cost of collecting additional information (including health and medical information) about our employees, contractors and visitors at our facilities; testing supplies and personal protective equipment for on-site staff; and altered office configurations or the need for additional office space.
The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities and businesses to contain the virus or treat its impacts, and how quickly and to what extent economic and operating conditions normalize. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of an ongoing recession. A prolonged economic downturn could also impact the overall financial condition of our media content providers, advertisers, retailers and services vendors all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.
We are highly dependent on our Chief Executive Officer and senior management team, and we may fail to attract, retain, motivate or integrate highly skilled personnel, which may harm our business, financial condition and results of operations.
Our future success depends in significant part on the continued service of William Wang, our Founder, Chairman and Chief Executive Officer, and our senior management team. Mr. Wang is critical to the strategic direction and overall management of our company as well as our research and development process. Mr. Wang and each member of our management team is an at-will employee. We do not carry key person life insurance on Mr. Wang or any other member of our senior management team. If we lose the services of any member of our senior management team, we may not be able to find a suitable replacement or integrate a replacement in a timely manner or at all, which would seriously harm our business, financial condition and results of operations.
In addition, our continuing growth will, to a large extent, depend on the attention of Mr. Wang to our daily affairs. Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the Orange County area of California, where our headquarters is located, and in other locations where we maintain offices, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations may be harmed.
The quality of our consumer support is important to our consumers, and if we fail to provide adequate levels of consumer support, we could lose consumers, which would harm our business.
Our consumers depend on our consumer support organization to resolve any issues relating to our devices and SmartCast operating system. A high level of support is critical for the successful marketing and sale of our devices. We currently outsource our consumer support operation to two third-party consumer support providers. If we do not effectively train, update and manage our third-party consumer support providers to assist our consumers, and if those support providers do not succeed in helping them quickly resolve issues or provide effective ongoing support, it could adversely affect our ability to sell our devices to consumers and harm our reputation with potential new consumers.

Our success will depend in part on our continued ability to offer devices utilizing a display technology that has broad market appeal.
Most of our total net revenue is currently derived from the sale of devices utilizing LCD display technology, which is currently the most common flat panel display technology, and OLED display technology. We do not design or manufacture either LCD or OLED display technology. Our ability to adopt or incorporate the latest LCD and OLED display technologies into our Smart TVs depends on continued advancement in the design and manufacture of LCD and OLED display technologies by others. Furthermore, technologies other than LCD and OLED technologies are also currently available or may become available. These new display technologies, which are at various stages of development and production, may gain wider market acceptance than LCD or OLED technology for use in televisions. We currently do not offer Smart TVs using displays incorporating these alternative display technologies. If consumers prefer devices manufactured by our competitors utilizing display technologies that we have not adopted, this may harm our business, financial condition and results of operations.
We have and may continue to discontinue support for older versions of our devices, resulting in consumer dissatisfaction that could negatively affect our business, financial condition and results of operations.
We have historically maintained, and we believe our consumers may expect, extensive backward compatibility for our older products and the software that supports them, allowing older products to continue to benefit from new software updates. We expect that in the near term, this backward compatibility will no longer be practical or cost-effective, and we may decrease or discontinue service for our older products. Further, certain older products may continue to work but may no longer receive software updates (other than critical patches) and/or we may still continue to offer updates to the user interface and applications available on the platform without providing support for updating all functions of our older products. To the extent we no longer provide extensive backward compatibility for our products, we may damage our relationship with our existing consumers, as well as our reputation, brand loyalty and ability to attract new consumers.
For these reasons, any decision to decrease or discontinue backward compatibility may decrease sales, generate legal claims and may harm our business, financial condition and results of operations.
Changes in how network operators manage data that travel across their networks could harm our business.
Our business relies upon the ability of our consumers to access high-quality streaming content through the internet. As a result, the growth of our business depends on our consumers’ ability to obtain and maintain low-cost, high-speed access to the internet, which relies in part on the network operators’ continuing willingness to upgrade and maintain their equipment as needed to sustain a robust internet infrastructure as well as their continued willingness to preserve the open and interconnected nature of the internet. We exercise no control over network operators, which makes us vulnerable to any errors, interruptions or delays in their operations. Any material disruption or degradation in internet services may harm our business.
To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our over-the-top services. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed video content in an effort to monetize access to their networks by data providers. In the past, internet service providers have attempted to implement usage-based pricing, bandwidth caps and traffic “shaping” or throttling. To the extent network operators were to create tiers of internet access service and either charge us or our content providers for access to these tiers or prohibit us or our content providers from having our services available on some or all of these tiers, our quality of service could decline, our operating expenses could increase and our ability to attract and retain consumers could be impaired, each of which may harm our business.
In addition, most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. These network operators have an incentive to use their network infrastructure in a manner adverse to the continued growth and success of other companies seeking to distribute similar video programming. To the extent that network operators are able to provide preferential treatment to their own data and content, as opposed to ours, our business may be harmed.
Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, climate change, natural disasters and other catastrophes, public health crises, including the COVID-19 pandemic, and political instability.
Our headquarters is located in the Orange County area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event, or the effects of climate change (such as sea level rise, drought, flooding, wildfires and increased storm severity), in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future results of operations may be harmed.

Our key manufacturing, supply, assembly and distribution partners have global operations, including in Vietnam, China, Taiwan, Mexico and Thailand as well as the United States. Political instability or crises, civil unrest, the effects of climate change, adverse weather conditions, natural disasters and other catastrophes, epidemics or outbreaks of disease in any of those countries, or public health crises, including the COVID-19 pandemic, may harm our business, financial condition and results of operations. Any prolonged occurrence of these or other events or conditions in any of these locations may interrupt the business operations of our manufacturers as well as the manufacturers of key components, including LCD and OLED panels, which may harm our business and results of operations. For instance, health or other government regulations adopted in response to a natural disaster, epidemic, including the COVID-19 pandemic, or outbreak, or a severe disruption or increase in the pricing of basic food stuffs, may require closure of our manufacturers’ facilities and/or our retailers’ facilities, leading to reduced production, delayed or cancelled orders and decrease in demand for our devices. These regulations also could result in severe travel restrictions and closures that would restrict our ability to ship our devices.
We may require additional capital, which may not be available on terms acceptable to us, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our devices. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
Our ability to obtain financing will depend on, among other things, our business plans, and operating performance, and the condition of the capital markets at the time we seek financing, including disruptions caused by external events such as COVID-19. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations may be harmed.
Risks Relating to Our Supply Chain, Content Providers and Other Third Parties
A small number of retailers account for a substantial majority of our Device net revenue, and if our relationships with any of these retailers is harmed or terminated, or the level of business with them is significantly reduced, our results of operations may be harmed.
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our three largest retailers, measured by net revenue, accounted for 68% and 70% of our Device net revenue for the three months ended March 31, 2021 and 2020, respectively. Moreover, Best Buy, Sam’s Club and Walmart each accounted for more than 10% of our Device net revenue in the three months ended March 31, 2021 and 2020. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
We do not typically enter into binding long-term contracts with our retailers. We generally sell our devices on the basis of purchase orders, and our retailers may cancel or defer orders with little or no notice and without significant or any penalties. Our ability to maintain close and satisfactory relationships with our retailers is important to the ongoing success and profitability of our business. If any of our significant retailers reduces, delays, or cancels its orders, or the financial condition of our key retailers deteriorates, our business may be seriously harmed. In addition, our retailers may become competitors. For example, one of our significant retailers, Walmart, has recently introduced its own brand of televisions, Onn and may choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. If we were to lose one of our major retailers, or if a major retailer were to significantly reduce its volume of business with us or provide more or better shelf space to devices of our competitors, our Device net revenue and Device gross profit could be materially reduced, which could have a significant adverse impact on our business, financial condition and results of operations.
If we do not effectively maintain and further develop our device sales channels, including developing and supporting our retail sales channels, or if any of our retailers experience financial difficulties or fails to promote our devices, our business may be harmed.
We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our devices. We primarily sell our devices directly through a mix of retail channels, including big box retailers, wholesale clubs, online marketplaces and, to a much smaller extent, independent regional retailers. We depend on these retailers to provide adequate and attractive space for our devices in their stores, which will become more challenging to the extent average television sizes increase. Many of our retailers limit the shelf space they provide to any single brand, which makes future market share gains by us more difficult. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our media entertainment devices, and in online channels, we must ensure we and our retailers have adequate resources to educate and attract consumers to our devices. If our retailers do not adequately display our devices, choose to promote competitors’ devices over ours (including through more prominent or higher-impact store displays or through in-store recommendations to consumers from their sales personnel), or do not effectively explain to consumers the advantages of our devices, our revenue could decrease and our business may be harmed. Similarly, our Device business could be adversely affected if any of our large retailers were to experience financial difficulties, or change the focus of their businesses in a way that de-emphasized the sale of our devices. We are also investing heavily in providing new retailers with in-store device displays and expanding the footprint of our device displays in existing stores, and there can be no assurance that this investment will lead to increased sales.
We depend on a limited number of manufacturers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations, we may be unable to keep up with retailer and consumer demand for our devices, we could lose market share and revenue and our reputation, brand and business would be harmed.
We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (“ODMs”). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our four largest manufacturers accounted for 87% and 74% of our inventory purchases for the three months ended March 31, 2021 and 2020, respectively.
Our reliance on our manufacturers, and indirectly, on their limited number of suppliers, involves a number of risks, including risks related to the following:
•our manufacturers and their suppliers may encounter financial or other business difficulties, change their strategic objectives, or perceive us to no longer be an attractive retailer;
•we have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide devices to us with little or no notice;
•our manufacturers, or their suppliers, may experience disruptions in their manufacturing operations due to equipment breakdowns, cybersecurity attacks or security breaches or incidents, labor disputes or shortages, component or material shortages, cost increases or other similar problems;
•production capacity constraints;
•increases in manufacturing costs and lead times;
•untimely delivery and failures to meet production deadlines;
•errors in complying with device specifications;
•device and component quality and reliability issues;
•vessel delays and port congestion, which disrupt shipping operations;
•failure of a key manufacturer, or a key supplier to a manufacturer, to remain in business and adjust to market conditions;
•failure of our manufacturers and their suppliers to obtain timely domestic or foreign regulatory approvals or certificates for our devices;
•increases in pricing as a result of increases in tariffs and customs duties;
•our ODMs could become our competitors by selling directly to retailers, including our retailers, and discontinuing manufacturing or supplying us with their devices;
•our inability to pass price declines in the sales of our devices or price protection rebates we provide to our retailers through to our manufacturers;
•failure of manufacturers to honor indemnities in their agreements with us;
•disagreements or disputes between us and our manufacturers relating to our supply agreements or otherwise;
•delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•natural disasters, fires, pandemics, climate change, acts of terrorism or other catastrophic events which disrupt manufacturing operations or shipping routes.
The COVID-19 pandemic and responsive actions taken by government authorities and businesses may exacerbate any of these risks. For example, during certain periods in the second quarter of 2020, we experienced delays from certain manufacturers as they experienced an increase in demand and could not operate at full capacity due to physical distancing requirements. In addition, in January 2021, we experienced delays from certain suppliers as some U.S. and international ports experienced congestion and vessel delays due to an increase in demand due to the holiday season and stimulus check disbursements.
We rely on our manufacturers to procure components of our devices, particularly LCD panels and chipsets. There are a limited number of suppliers of LCD and OLED panels and chipsets, and we do not expect the number of suppliers to meaningfully increase. For instance, as of March 31, 2021, LG Display Co., Ltd. was the only significant OLED panel manufacturer. Although Samsung Display Co., Ltd. has announced its intention to introduce an OLED panel in 2021, it is unlikely that the number of OLED suppliers will significantly increase in the near future. In addition, some of our manufacturers’ suppliers are affiliates of certain of our competitors, which creates the risk that these suppliers may favor their affiliated companies over us or our manufacturers in allocating or pricing supplies, or may refuse to supply to our manufacturers at acceptable prices, or at all, components for use in our devices. We run the risk that these or other suppliers may choose to withhold LCD and OLED panels from our manufacturers, and they may not cooperate with us (or our manufacturers), for competitive reasons in the future.
If component shortages or delays occur, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. As a result, we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our retailers. If we, or our manufacturers, cannot adequately address supply issues, we might have to re-design some devices, which could result in further costs and delays.
In addition, if we experience a significant increase in demand for our devices, our manufacturers might not have the capacity to, or might elect not to, meet our needs as they allocate production capacity to their other retailers. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the manufacturer’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new manufacturers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our devices.
If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship devices to our retailers could be impaired and our reputation, brand, business, financial condition and results of operations may be harmed.
If we are unable to accurately predict our future retailer demand and provide our manufacturers with an accurate forecast of our device requirements, we may experience delays in the manufacturing of the devices we sell and the costs of our devices may increase, which may harm our results of operations.
To ensure adequate inventory supply and meet the demands of our retailers, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular devices. Our ability to accurately forecast demand for our devices could be affected by a multitude of factors, including the timing of device introductions by competitors, unanticipated changes in general market demand (which we experienced earlier this year as a result of the COVID-19 pandemic, macroeconomic conditions or consumer confidence. We provide our manufacturers with a rolling forecast of demand, which they use to determine material and component requirements. Lead times for ordering materials and components, especially key components such as LCD and OLED panels, vary significantly and depend on various factors, such as the specific component manufacturer, contract terms and demand and supply for a component at any given time. We rely on our manufacturers and their suppliers to manage these lead times. If our forecasts are less than our actual requirements, our manufacturers and their suppliers may be unable to manufacture our devices or their components in sufficient quantity or in a timely manner, and we may be unable to meet retailer demand for our devices, or may be required to incur higher costs to secure the necessary production capacity and components. We experienced each of these effects in 2020, due to an unexpected increase in consumer demand due to the COVID-19 pandemic. We could also overestimate future sales of our devices and risk causing our manufacturers to carry excess device and component inventory, which could result in our providing increased price protection or other sales incentives, which may harm our Device net revenue and Device gross profit. The cost of the components used in our devices also tends to drop rapidly as volumes increase and technologies mature. Therefore, if our manufacturers or their suppliers are unable to promptly use the components purchased in anticipation of our forecasts, the cost of the devices we sell may be higher than our competitors due to an over-supply of higher priced components.
Furthermore, a failure to deliver sufficient quantities of devices to meet the demands of our retailers may cause us to lose retailers. At certain times in the past, including in 2020, we have been unable to supply the number of Smart TVs demanded by certain of our retailers. If this were to occur more frequently, our relationship with these retailers may be materially affected, and they may decide to seek other sources of supply or cease doing business with us altogether.

We rely upon third parties for technology that is critical to our devices and services, and if we are unable to continue to use this technology and future technology, our ability to sell competitive and technologically advanced devices would be limited.
We did not develop most of the technology incorporated into and necessary for the operation and functionality of our devices. We rely on non-exclusive license rights from third parties for these technologies. We also license technology on a non-exclusive basis that is necessary to comply with various data compression, broadcast and wireless standards. Because the intellectual property we license is available to our competitors from third parties, barriers to entry for our competitors are lower than if we owned exclusive rights to the technology we license and use or if we had separately developed patented technology. In some cases, the owners of the intellectual property that we license routinely license the same or similar intellectual property to our competitors, such as Dolby, and AVC/H.264 patents licensed through MPEG LA. If a competitor enters into an exclusive arrangement with any of our third-party technology providers, or we are unable to continue to license or replace technologies we use following the expiration or termination of a license, our ability to develop and sell devices or services containing that technology could be severely limited. Our ability to continue licensing technology from a licensor after the expiration or termination of a license could also become more limited in the future for a variety of reasons, such as the licensor being acquired by one of our competitors. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our devices. Our success will also depend in part on our continued ability to access these technologies on commercially reasonable terms. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue to access these technologies. We have in the past been, and may in the future be, unable to reach a satisfactory agreement before our existing license agreements have expired. If we are unable to enter into or renew the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, our business, financial condition and results of operations may be harmed. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing our devices, which may harm our business, financial condition and results of operations.
We rely primarily on third parties for the research and development behind the technologies underlying our devices.
We rely primarily on third-parties for the research and development of the technologies underlying our devices. The success of our devices is dependent on the research and development performed by these third parties. If our relationships with our third-party manufacturers and licensors is harmed or ends, we may need to incur additional research and development costs in order to remain competitive with our devices. In addition, our research and development providers may experience delays that are out of our control. For example, as a result of the COVID-19 pandemic, our research and development providers have experienced delays due to an inability to complete in-person research and development. Furthermore, we cannot control the amount or type of research and development done by our third-party providers. If they choose to invest less in research and development, or to invest in less relevant areas so that they fail to keep pace with the technological changes in our industries, our devices could be less competitive, and our business, financial condition and results of operations may be harmed.
Limited availability of raw materials, components and manufacturing equipment for our devices, or increases in the cost of these items, may harm our Device business, financial condition and results of operations.
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers, or their suppliers, have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, including constraints due to the COVID-19 pandemic, financial weakness of the manufacturer or their suppliers, inability of manufacturers or their suppliers to borrow funds in the credit markets, disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers, or problems faced during the transition to a new component supplier. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
Furthermore, we may be limited in our ability to pass on increases in the cost of raw materials and components to our retailers. Our contracts with our retailers provide that price and quantity terms are contained in purchase orders, which are generally agreed upon two weeks in advance of delivery. Except under certain special circumstances, the price terms in the purchase orders are not subject to change. If we become subject to any significant increase in the price our manufacturers charge us due to increases in the price of raw materials or components that were not anticipated, we may be unable to pass on such cost increases to our retailers, particularly when we offer price protection, where we offer rebates to our retailers so that they can decrease the retail price of devices during the devices’ life cycles to move such devices off their shelves.

In addition, certain manufacturing equipment used by our manufacturers, and their suppliers, is only available from a limited number of vendors. From time to time, increased demand for such equipment may cause lead times to extend beyond those normally required. The unavailability of such equipment could hinder the manufacturing capacity of our manufacturers, which could in turn impair our ability to meet our retailer orders. This could result in a loss of revenue, and our business, financial condition and results of operations may be harmed.
We do not control our manufacturers and actions that they might take could harm our reputation, brand and sales.
While we require our suppliers to comply with a code of conduct, we do not control their labor, environmental or other practices. A violation of labor, environmental or other laws by our manufacturers or their suppliers, or a failure of these parties to comply with our code of conduct or to follow ethical business practices, could lead to negative publicity and harm our reputation and brand. In addition, we may choose to seek alternative manufacturers if these violations or failures were to occur. Identifying and qualifying new manufacturers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. In the past, other consumer device companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation and brand, reduce demand for our devices and harm our ability to meet demand if we need to identify alternative manufacturers.
We are dependent on logistics services provided by our third-party logistics providers, and failure to properly manage these relationships, or the failure of our logistics providers to perform as expected, may harm our results of operations.
We currently rely primarily on only two third-party logistics providers for our warehousing and transportation needs that are not already handled by our manufacturers. We have no assurance that business interruptions will not occur as a result of the failure by these providers to perform as expected or that either of these logistics providers will meet the needs of our Device business. Further, if we are unable to properly manage our relationships with our logistics providers, including by accurately forecasting our requirements, our revenue, results of operations and gross profit may be harmed. We cannot ensure that our logistics providers will continue to perform services to our satisfaction, in a manner satisfactory to our retailers, manufacturers and their suppliers, or on commercially reasonable terms. Our manufacturers could become dissatisfied with our logistics providers or their cost levels and refuse to utilize either of these logistics providers. Our retailers could become dissatisfied and cancel their orders, impose charges on us or decline to make future purchases from us if a logistics provider fails to deliver devices on a timely basis and in compliance with retailers’ shipping and packaging requirements, thereby increasing our costs and/or potentially causing our reputation and brand to suffer. If one of our logistics providers is not able to provide the agreed services at the level of quality we require or becomes unable to handle our existing or higher volumes, we may not be able to replace such logistics provider on short notice, which may harm our business.
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, as a result of the COVID-19 pandemic, there has been an increase in logistics costs and occasional delays in the performance of our logistics providers. Such failure by our logistics providers to perform as expected may harm our business, financial condition and results of operations.
In addition, because we currently rely primarily on only two third-party logistics providers for our warehousing and transportation needs, if we encounter problems with either of these logistics providers, we may not be able to quickly shift to a new provider of these services, or shift the allocation of services between our existing providers, and our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies may be harmed.
Most of our agreements with content providers are not long-term and can be terminated by the content providers under certain circumstances. Any disruption in the renewal of such agreements may result in the removal of certain channels from our streaming platform and may harm our SmartCast Active Account growth and engagement.
We enter into agreements with all our content providers, which have varying terms and conditions, including expiration dates. Our agreements with content providers generally have terms of one to three years and can be terminated before the end of the term by the content provider under certain circumstances, such as if we materially breach the agreement, or occasionally without cause. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content providers on our streaming platform. We have in the past and in the future may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain channels from our streaming platform. The loss of any services from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content providers on terms favorable to us, or at all, if these content providers face problems in delivering their content across our platform, or if these content providers do not prioritize development applications for our platforms, then we may lose advertisers or consumers and our business may be harmed.

A small number of content providers represent a disproportionate amount of content consumed on our Smart TVs, and if we fail to monetize these relationships, directly or indirectly, our business, financial condition and results of operations may be harmed.
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the three months ended March 31, 2021 and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.
Additionally, some of our agreements with third party content providers, including Netflix and Disney+, restrict us from using viewing data from consumers engaging with that third party’s content. Accordingly, our contractual arrangements with third party content providers may limit our ability to monetize our relationships with them, and as a result, our business, financial condition and results of operations may be harmed.
The success of Platform+ depends in part on developing and maintaining relationships and technology integrations with a variety of third parties.
The success of Platform+ depends in part on developing and maintaining relationships and technology integrations with brand advertisers, advertising and media agencies, broadcast, cable and local television networks, digital publishers and streaming companies, data analytics firms and advertising technology firms. The television and digital advertising industries continue to evolve and we cannot ensure that we will be able to maintain and expand our existing relationships as well as develop relationships with additional constituents as they emerge. We also depend in part on marketing technology companies to collect and make data useful to advertisers. If these marketing technology companies fail to properly and securely collect user data from our devices, or if we fail to maintain and expand our relationships with these marketing technology companies, our business may be harmed.
Additionally, television content providers, digital publishers and marketing technology companies may begin to develop products supplementing their current product offerings to compete with our Platform+ offerings. For example, certain cable operators are vertically integrated with content providers and may choose to invest in alternate platforms. If we cannot maintain or expand our relationships with these constituents, our business, financial condition and results of operations may be harmed.
Risks Relating to Legal and Regulatory Matters
We are subject to a variety of federal, state and foreign laws and regulatory regimes. Failure to comply with governmental laws and regulations could subject us to, among other things, mandatory device recalls, penalties and legal expenses that may harm our business.
Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration and the International Trade Commission, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission, laws related to privacy, data protection and security, and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. In addition, we are subject to a variety of federal and state employment and labors laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory device recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions.
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets if we or our partners violate these laws or the laws are amended to restrict our ability to do business internationally. The United States and various foreign governments have imposed controls, license requirements and restrictions on the import or export of some technologies, including devices and services. Our devices are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and our business activities are subject to various economic and trade sanctions regulations established by the Treasury Department’s Office of

Foreign Assets Controls. These laws and regulations have in the past impacted, and we expect in the future will impact, our business, and any future changes in laws, regulations, policies or trade relations could harm our business. Exports and other transfers of our devices, technologies and services must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of devices and services to countries, governments, and persons subject to U.S. sanctions. Even though we attempt to ensure that we, our retailers and partners comply with the applicable export, sanctions and import laws, including preventing our devices from being provided to sanctioned persons or sanctioned countries, we cannot guarantee full compliance by all. Actions of our retailers and partners are not within our complete control, and our devices could be re-exported to those sanctioned persons or countries, or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. Any such potential violation could have negative consequences, including government investigations, penalties, and our reputation, brand and revenue may be harmed.
Further, any government enforcement action may harm our business, financial condition and results of operations. If we are subject to any sanctions, penalties or restrictions by governmental agencies, or if we do not prevail in any possible governmental civil or criminal litigation matter in the future, our business, financial condition and results of operations may be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional service fees and our reputation and brand may be harmed.
We and our third-party service providers collect, store, use, disclose and otherwise process information collected from or about consumers of our devices. The collection and use of personal information subjects us to legislative and regulatory burdens, and contractual obligations, and may expose us to liability.
We collect, store, use, disclose and otherwise process personal information (including data that can be used to identify or contact a person) and other data supplied by consumers when, for example, consumers register our devices for warranty purposes, as well as personal information of our employees and third parties, and share this data with certain third parties. We also disclose viewing data to third parties when consumers opt-in to the collection, use and disclosure of viewing data. A wide variety of local, state, national and international laws and regulations, and industry standards and contractual obligations, apply to the collection, use, retention, protection, security, sharing, disclosure, transfer and other processing of personal information and data collected from or about individuals, including consumers and devices, and the regulatory frameworks and industry standards for privacy and security issues are evolving worldwide. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships.
For example, the European Union (“EU”) General Data Protection Regulation (“GDPR”) imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects. Numerous legislative proposals also are pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data privacy and protection that could affect us, including Bill C-11 (the Digital Charter Implementation Act) introduced by the Canadian government in November 2020. We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and security in the United States and other jurisdictions in which we operate.
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California has adopted the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply prior to the 2023 effective date. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. The CDPA and any other state or federal legislation that is passed could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
While we strive to publish and prominently display privacy policies that are accurate, comprehensive, compliant with applicable laws, orders and settlements, regulations and industry standards, and fully implemented, we cannot assure you that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to the privacy and security of information about consumers or their devices. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which may harm our business, financial condition and results of operations. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, including retailers, advertisers, service providers or developers, or any other legal or regulatory obligations, standards, orders or contractual or other obligations relating to privacy, data protection, data security, or consumer protection, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information or other consumer data, has in the past resulted, and in the future may result, in the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions and other proceedings, and claims, fines, judgments, awards, penalties and costly litigation (including class actions). Such proceedings or actions could hurt our reputation, force us to spend significant amounts in defense of and responses to such actions and proceedings, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our devices, and ultimately result in the imposition of liability. Furthermore, any public statements against us by consumer advocacy groups or others, could cause our consumers to lose trust in us and otherwise harm our reputation, brand and market position, which may harm our business, financial condition and results of operations.
We use information collected from or about consumers of our devices, and from the devices themselves, for analysis and licensing purposes, including to inform advertising or analyze viewing behaviors. If laws or government regulations relating to digital advertising, the use of location or behavioral data, or collection and use of internet user data and unique identifiers change, we may need to alter our business, or our business may be harmed.
Our business currently relies in part upon users opting-in to allow their Smart TV to detect viewing data. We license certain of this viewing data to authorized data partners, including analytics companies, media companies and advertisers. We may use viewing data for a number of purposes, including to provide, maintain, monitor and analyze usage, to improve services, to personalize our services and to deliver recommendations, advertisements, content and features that match viewer interests. Our data partners may use viewing data for summary analytics and reports, audience measurement, and to deliver tailored advertisements. Data about content viewed on a device is sometimes enhanced with household demographic data and data about digital actions (e.g., digital purchases and other consumer behavior taken by the Smart TV or other devices associated with the IP address we collect). This data also enables authorized data partners to deliver interest-based advertising both on the Smart TV and other devices, for example, devices sharing the same IP address.
U.S. federal and state governments, and foreign governments, have enacted or are considering legislation related to digital advertising, consumer privacy, and the collection, use, disclosure and other processing of data relating to individuals, including the GDPR and the CCPA, and we expect to see an increase in legislation and regulation related to digital advertising, the use of location or behavioral data, the collection and use of internet user data and unique device identifiers, such as IP address, and other privacy and data protection legislation and regulation. Such laws and regulations could affect our costs of doing business, and may adversely affect the demand for, or effectiveness and value of, our Inscape data services and our other devices and services. It is also possible that existing laws and regulations may be interpreted in new ways that would affect our business, including with respect to definitions of “personal data” or similar concepts, or the classification of IP addresses, machine, device or other persistent identifiers, location data, behavioral data and other similar information. Such laws and regulations may be inconsistent between countries and jurisdictions or conflict with other laws, regulations or other obligations to which we are or may become subject. Such new laws and regulations, or new interpretations of laws and regulations, may hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States, may prove inconsistent with our current or future business practices or the functionality of our Smart TVs, Inscape data services or other devices or services, and may diminish the volume or quality of our data by restricting our information collection methods or decreasing the amount and utility of the information that we would be permitted to collect, share and license.
The costs of compliance with, and the other burdens imposed by, these and other laws, regulations, standards, practices, contractual obligations or other obligations may be costly and onerous, which in turn may prevent us from offering or selling our devices or existing or planned features, products, or services, or may increase the costs of doing so, and may affect our ability to invest in or jointly develop devices or services. Such new laws and regulations, or new interpretations of laws and regulations, also may cause us to find it necessary or appropriate to change our business practices. We may be unable to change our business practices in a timely or cost-effective manner or at all, and doing so may harm our financial performance. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner to commercially harm us while favoring their solutions. In addition, a determination by a court or government agency that any of our practices, or those of our agents, do not meet applicable standards could result in liability, or result in negative publicity, and may harm our business, financial condition and results of operations.
Our consumers may also object to or opt-out of the collection and use of data about the content viewed on a VIZIO device, which may harm our business. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. We are aware of several lawsuits filed against companies in the electronics or digital advertising industries alleging various violations of consumer protection and computer crime laws, asserting privacy-related theories, and regulatory authorities in the United States and other jurisdictions have pursued investigations of and enforcement actions against companies relating to their use and other processing of data relating to individuals. Any such claims, proceedings or investigations brought against us could hurt our reputation, brand and market position, force us to spend significant amounts to defend ourselves and otherwise respond to the action or other proceeding, distract our management and technical personnel, increase our costs of doing business, lower demand for our services and ultimately result in the imposition of monetary liability or restrict our ability to conduct our Inscape data services.
We have been subject to regulatory proceedings and orders related to the collection, use, and sharing of information from or about consumers and their devices, and continued compliance with regulators and regulatory orders will require additional costs and expenses.
In February 2017, we stipulated to the entry of a judgment in federal district court with, and paid certain penalties to, the Federal Trade Commission, the New Jersey Attorney General, and Director of the New Jersey Division of Consumer Affairs to settle alleged violations of Section 5 of the Federal Trade Commission Act and New Jersey Consumer Fraud Act (the Order). The Order requires us to provide additional notices (separate and apart from our privacy policies) to consumers when our devices are collecting viewing data Under the Order, VIZIO devices connected to the internet may only collect viewing data from devices whose users have expressly consented to this practice, after receiving notice of the collection, use and sharing of viewing data, and we must provide instructions on how consumers may revoke such consent for our devices.
The Order also required us to delete certain viewing data we collected, prohibits us from misrepresenting our practices with respect to the privacy, security, or confidentiality of consumer information we collect, use or maintain and requires us to maintain a privacy program with biennial assessments of that program and maintain certain records regarding our collection and use of consumer information. The obligations under the Order remain in effect until 2037. Violation of existing or future regulatory orders, settlements, or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our business, financial condition and results of operations.
While we have incurred, and will continue to incur, expenses to maintain privacy and security standards and protocols imposed by the Order, as well as applicable laws, regulations, judgments, settlements, industry standards and contractual obligations, increased regulation of data collection, use and security practices, including self-regulation and industry standards, changes in existing laws, enactment of new laws, increased enforcement activity, and changes in interpretation of laws, could increase our costs of compliance and operations, limit our ability to grow our business or otherwise harm our business.
Our actual or perceived failure to adequately protect information from or about consumers of our devices could harm our reputation, brand and business.
In January 2020, the CCPA came into force. This law requires manufacturers that sell or offer to sell connected devices in California to equip each device with reasonable security features that are appropriate to the nature of the device, appropriate to the information it may collect, contain or transmit, and designed to protect the device and information on the device from unauthorized access, destruction, use, modification or disclosure. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures.
We also are subject to certain contractual obligations to indemnify and hold harmless third parties, including advertisers, digital publishers, marketing technology companies and other users or buyers of our data from and against the costs or consequences of our noncompliance with laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection or data security, or inadvertent or unauthorized use or disclosure of these third parties’ data that we process in connection with providing our devices.
We have implemented security measures in an effort to comply with applicable laws, regulations and other obligations, but given the evolving nature of security threats and evolving safeguards and the lack of prescriptive measures in many applicable laws, regulations, and other obligations, we cannot be sure that our chosen safeguards will protect against security threats to our business, including the personal information that we process, or that a regulator or other third party may not consider our security measures to be appropriate, reasonable, and/or in accordance with applicable legal requirements. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing or spearphishing attacks, and we may remain responsible for access to, loss or alteration of, or unauthorized disclosure or other processing of our data despite our security measures. Any actual or perceived failure to adequately protect information may subject us to legal, regulatory and contractual actions and may harm our reputation, brand, business, financial condition and results of operations.
From time to time, we have been and may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and may harm our business, financial condition and results of operations.
From time to time, we have been and may be subject to claims, lawsuits, government investigations and other proceedings involving products liability, competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, environmental, commercial disputes and other matters that may harm our business, financial condition and results of operations. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which may harm our business, financial condition and results of operations.
The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, may harm our business, financial condition and results of operations.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our devices.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) that requires us to diligence, disclose and report whether or not our devices contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals not determined to be conflict-free or if we are unable to alter our devices, processes or sources of supply to avoid such materials.
Compliance or the failure to comply with current and future environmental, device stewardship and producer responsibility laws or regulations could result in significant expense to us.
As a seller of consumer electronic devices, we are subject to a variety of state, local and foreign environmental, device stewardship and manufacturer responsibility laws and regulations, primarily relating to the collection, reuse and recycling of electronic waste, including the Smart TVs we sell, as well as regulations regarding the consumption of electricity and the hazardous material contents of electronic devices, device components and device packaging.
The cost of complying with recycling programs is difficult to predict because of the inability to reliably estimate the timing and quantity of our devices, at various sizes, that will be recycled in any given jurisdiction. Most of the states with television recycling programs assess fees based upon weight of the units recycled, by market share or a combination of the two. Some states also impose a charge on us for the cost of recycling televisions manufactured by companies which are no longer in business, usually based upon our current market share. Such orphaned televisions are predominately based on older, heavier CRT technology. We expect our expenses for compliance with recycling programs to be between approximately $6 million and $10 million each year, and if our sales or market share increases, the future cost of complying with the existing recycling programs could increase. Changes to laws regulating electronics recycling programs could increase our operational costs for funding these programs and result in increased regulatory oversight and a larger administrative burden. If more states adopt similar recycling plans, our costs of compliance and associated administrative burden will grow. Currently, we do not pass these costs on to our manufacturers and we may have a limited ability to pass these costs along to our retailers. If states offer consumer incentives for the return of televisions to recycling facilities, which has occurred in the past, our costs could increase unexpectedly. If the costs of compliance with these recycling programs increase beyond our estimates, our margins would be reduced and our business, financial condition and results of operations would be harmed. We believe that we are currently in compliance, and will be able to continue to comply, with such existing and emerging requirements, however we have in the past and may in the future experience disputes with such state or local authorities, and if we are found to not be in compliance with any present and future regulations, we could become subject to additional fines and liabilities, or prohibitions on sales of our Smart TVs or could otherwise jeopardize our ability to conduct business in the jurisdiction in which we are not compliant, which in turn may harm our business, financial condition and results of operations.
Our devices are subject to laws in some jurisdictions which ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment. Similar laws and regulations have been passed, are pending, or may be enacted in China and other regions, and we are, or may in the future be, subject to these laws and regulations. Also, changes to regulations relating to certain chemicals and flame retardants used in our devices have been proposed or are being considered by federal and state regulators. If these measures are implemented, we could face significant increased costs from suppliers who may be using such chemicals in component parts and would be required to remove them. Although we generally seek contractual provisions requiring our manufacturers to comply with device content requirements, we cannot guarantee that our manufacturers will consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our devices to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
Issues related to climate change may result in regulatory requirements that would have an adverse impact on the financial condition of the business. At the federal level, a new administration could place new requirements to reduce greenhouse gases on our operations, including manufacturing, transportation and distribution, resulting in increased costs. Recently proposed changes to laws at the state and local levels targeting reductions in greenhouse gases would also result in increased administrative costs to the business.
From time to time new environmental, device stewardship and producer responsibility regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted and are actively looking to alternative methods of compliance in the event certain proposed changes in law may materially impact our operations. We also expect that our devices will be affected by new environmental laws and regulations on an ongoing basis, including content of device components. Although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our devices and packaging or how these are manufactured. As a result, we may experience negative consequences from these emerging requirements including, but not limited to, supply shortages or delays, increased raw material and component costs, accelerated obsolescence of certain raw materials used in our components and devices, and the need to modify or create new designs for our existing and future devices, all of which may harm our business, financial condition and results of operations.
We are subject to taxation-related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, value added and other similar taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. It is possible that our tax positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are regularly re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall liability could increase, and our business, financial condition and results of operations may be harmed.
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) and the impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
Risks Relating to Intellectual Property
Third parties may claim we are infringing, misappropriating or otherwise violating their intellectual property rights and we could be prevented from selling our devices, or suffer significant litigation expense, even if these claims have no merit.
The media entertainment devices industry, and especially the television industry, is characterized by the existence of a large number of patents and frequent claims and litigation regarding patent, trade secret and other intellectual property rights. There is no easy mechanism through which we can ascertain a list of all patent applications that have been filed in the United States or elsewhere and whether, if any applications are granted, such patents would harm our business. Furthermore, the rapid technological changes that characterize our industry require that we quickly implement new processes and components with respect to our devices. Often with respect to recently developed processes and components, a degree of uncertainty exists as to who may rightfully claim ownership rights in such processes and components. Uncertainty of this type increases the risk that claims alleging that such components or processes infringe, misappropriate or otherwise violate third-party rights may be brought against us. We may also be unaware of intellectual property rights of others that may cover some of our devices.
Leading companies in the television industry, some of which are our competitors, have extensive patent portfolios with respect to television technology. From time to time, third parties, including these leading companies, have asserted and currently are asserting patent, copyright, trademark and other intellectual property related claims against us and demand license or royalty payments or payment for damages, seek injunctive relief and pursue other remedies including, but not limited to, an order barring the import of our devices. We expect to continue to receive such communications and be subject to such claims, and we review the merits of each claim as they are received.
The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Claims of intellectual property infringement, misappropriation or other violation against us or our manufacturers have required and might in the future require us to redesign our devices, rebrand our services, enter into costly settlement or license agreements, pay costly damage awards, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property, or require us to face a temporary or permanent injunction prohibiting us from marketing or selling our devices or services. As a result of patent infringement claims, or to avoid potential claims, we have in the past and may in the future choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, which may be substantial, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property rights.
Litigation against us, even if without merit, can be time consuming, could divert management attention and resources, require us or our manufacturers to incur significant legal expense, prevent us from using or selling the challenged technology, damage our reputation and brand, require us or our manufacturers to design around the challenged technology and cause the price of our stock to decline. In addition, these third-party claimants, some of which are potential competitors, may initiate litigation against the manufacturers of our devices or key components, including LCD and OLED panels, or our retailers, alleging infringement, misappropriation or other violation of their proprietary rights with respect to existing or future devices. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our manufacturers for which our manufacturers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the scope of these obligations could require additional litigation. Moreover, our agreements with our retailers generally contain intellectual property indemnification obligations, and we may be responsible for indemnifying our retailers against certain intellectual property claims or liability they may face relating to our devices or offerings. Additionally, our retailers may not purchase our offerings if they are concerned that they may infringe, misappropriate or otherwise violate third-party intellectual property rights.

The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. In the event of a meritorious or successful claim of infringement, and our failure or inability to license or independently develop or acquire access to alternative technology on a timely basis and on commercially reasonable terms, or substitute similar intellectual property from another source, we may be required to:
•discontinue making, using, selling or importing substantially all or some of our devices as currently engineered;
•offer less competitive devices with reduced or limited functionality;
•pay substantial monetary damages for the prior use of third-party intellectual property;
•change how our devices are manufactured or the design of our devices;
•shift significant liabilities to our manufacturers who may not be financially able to absorb them;
•enter into licensing arrangements with third parties on economically unfavorable or impractical terms and conditions; and/or
•pay higher prices for the devices we sell.
As a result of the occurrence of any of the foregoing, we may be unable to offer competitive devices, suffer a material decrease or interruption in sales and our business, financial condition and results of operations may be harmed.
If we become subject to liability for content that we distribute through our devices, our business, financial condition and results of operations may be harmed.
As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to, user content that include materials that infringe copyrights or other rights of others. We rely on the protections provided by the DMCA in conducting our business, and may be adversely impacted by future legislation and future judicial decisions altering these safe harbors or if international jurisdictions refuse to apply similar protections. If we become liable for these types of claims as a result of the content that is streamed through our technology, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business, financial condition and results of operations. We cannot assure that we are insured or indemnified to cover claims of these types or liability that may be imposed on us.
Some of our consumer devices contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Some of our devices are, or may be distributed with, software licensed by its authors or other third parties under so-called “open source” licenses, including, for example, the GNU General Public License, GNU Lesser General Public License, the Mozilla Public License, the BSD License and the Apache License.
Some of those licenses may require, as a condition of the license, that:
•we release the source code for our proprietary software, or modifications or derivative works we create based upon, incorporating, or using the open source software,
•we provide notices with our devices, and/or
•we license the modifications or derivative works we create based upon, incorporating, or using the open source software under the terms of a particular open source license or other license granting third parties certain rights of further use, including that the licensee publicly release all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost.
From time to time, companies that incorporate open source software into their devices have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Additionally, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide the open source software subject to those licenses. Accordingly, we could be subject to suits and liability for copyright infringement claims and breach of contract by parties claiming ownership of, or demanding release of, what we believe to be open source software or noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur, or could be claimed to have occurred, and we may be required to release our proprietary source code, pay damages for breach of contract, purchase a costly license, re-

engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which may harm our business, financial condition and results of operations. This reengineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of those open source licenses, we could be required to incur legal expenses in defending against such allegations, and if our defenses were not successful we could be enjoined from distribution of the devices that contained the open source software and required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our devices, which could disrupt our distribution and sale of some of our devices, or help third parties, including our competitors, develop products and services that are similar to or better than ours, any of which may harm our business, financial condition and results of operations.
We rely upon trade secrets and other intellectual property rights, including unpatented proprietary know-how and expertise to maintain our competitive position in the television industry. Our intellectual proprietary rights may be difficult to establish, maintain, enforce and protect, which could enable others to copy or use aspects of our devices without compensating us, thereby eroding our competitive advantages and harming our business.
We rely on a combination of copyright, trademark, patent and trade secret laws, nondisclosure agreements with employees, contractors and manufacturers and other contractual provisions to establish, maintain, protect and enforce our intellectual property and other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and proprietary rights under the intellectual property laws of the United States and other countries. The laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our intellectual property and proprietary rights in such countries may be inadequate. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our device design, to obtain and use technology and other intellectual property that we regard as proprietary, or to adopt names, trademarks and logos similar to the VIZIO name, trademark and logo, especially in international markets where intellectual property rights may be less protected. Furthermore, our competitors may independently develop similar technology or duplicate our intellectual property. Policing the unauthorized use of our intellectual property and proprietary rights is difficult and expensive. Pursuing infringers of our intellectual property and proprietary rights could result in significant costs and diversion of resources, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar devices, potentially resulting in loss of a competitive advantage and decreased sales. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information could be compromised by disclosure during this type of litigation. If we fail to protect and enforce our intellectual property rights adequately, our competitors might gain access to our technology, we may not receive any return on the resources expended to create or acquire the intellectual property or generate any competitive advantage based on it, and our brand, business, financial condition and results of operations may be harmed.
Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our devices. For example, we may fail to obtain effective intellectual property protection, or the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our intellectual property proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert, and have in the past asserted, that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.
We rely heavily on trade secrets, unpatented proprietary know-how, expertise and information, as well as continuing technological innovation in our business and confidentiality to protect our intellectual property. We seek to protect our proprietary information by entering into confidentiality and/or license agreements with our employees, consultants, service providers and advertisers. We also enter into confidentiality and invention assignment agreements with our employees and consultants. We also seek to preserve the integrity and confidentiality of our trade secrets and proprietary information by the use of measures designed to maintain physical security of our premises and physical and electronic security of our information technology systems, but it is possible that the security measures of the premises or information technology systems used in our business and operations, some of which are supported by third parties, could be breached. However, policing unauthorized use of our trade secrets, technology and proprietary information is difficult and we cannot assure you that any steps taken by us will prevent misappropriation of our trade secrets, technology and proprietary information. We cannot be certain that we have entered into confidentiality, invention assignment and/or license agreements with all relevant parties, and we cannot be certain that our trade secrets, technology and other proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. There can be no assurance that we will be able to effectively maintain the secrecy and confidentiality of this intellectual property. Such agreements may be insufficient or breached and we also cannot be certain that we will have adequate remedies for any breach. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. Additionally, to the extent that our employees, consultants or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. We may have employees leave us and work for competitors. Attempts may be made to copy or reverse-engineer aspects of our devices or to obtain and use information that we regard as proprietary. The disclosure of our trade secrets or other know-how as a result of such a breach may harm our business. If any of our trade secrets, technology or other proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
To a lesser extent, we rely on patent laws to protect our proprietary methods and technologies. While we have issued patents and pending patent applications in the United States and other jurisdictions, the claims eventually allowed on any of our patents may not be sufficiently broad to protect our technology or offerings and services. Any issued patents may be challenged or invalidated in litigation and/or in other adversarial proceedings such as opposition, inter partes review, post-grant review, reissue, reexamination or other post-issuance proceedings, or may be circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the Leahy-Smith America Invents Act, and other national governments and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain adequate patent protection, or to prevent third parties from infringing upon or misappropriating our intellectual property.
Any additional investment in protecting our intellectual property through additional trademark, patent or other intellectual property filings could be expensive or time-consuming. We may not be able to obtain protection for our technology and even if we are successful in obtaining effective patent, trademark, trade secret and copyright protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property could hurt our market position and business opportunities.
If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.
We license certain intellectual property, including patents and technology, from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our devices, or inhibit our ability to commercialize future devices. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing may harm our competitive position, business, financial condition and results of operations.

Risks Relating to Ownership of Our Class A Common Stock
The multi class structure of our common stock has the effect of concentrating voting power with our Founder, Chairman and Chief Executive Officer, William Wang, and his affiliates, which will limit your ability to influence or direct the outcome of key corporate actions and transactions, including a change in control.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. William Wang, our Founder, Chairman and Chief Executive Officer and his affiliates hold all of the issued and outstanding shares of our Class B common stock. In addition, Mr. Wang has entered into voting agreements whereby he will maintain voting control over the shares of Class B common stock held by his affiliates.
The shares beneficially owned by Mr. Wang (including shares over which he has voting control) represent approximately 92% of the voting power of all our shares. This voting power is as of March 31, 2021 and includes shares of Class A common stock deemed beneficially owned in accordance with Rule 13d-3(d)(1) under the Exchange Act of 1934, as amended (the Exchange Act). As a result, for the foreseeable future, Mr. Wang will be able to control matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major transaction requiring stockholder approval. Mr. Wang may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by Mr. Wang and his affiliates of the Class B common stock they hold will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date fixed by the Board of Directors that is no less than 61 days and more than 180 days following (i) the first date on which the number of shares of Class B common stock held by Mr. Wang and his affiliates is less than 25% of the Class B common stock held by Mr. Wang and his affiliates as of immediately prior to the completion of our initial public offering (IPO) (the 25% Ownership Threshold); (ii) the date on which Mr. Wang is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as chief executive officer and (B) Mr. Wang is no longer a member of our Board of Directors, either as a result of Mr. Wang’s voluntary resignation or as a result of a request or agreement by Mr. Wang not to be re-nominated as a member of our Board of Directors at a meeting of our stockholders. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by our Board of Directors (or if there is no such person, then our secretary then in office).
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock may be volatile and could fluctuate significantly in response to a number of factors, most of which we cannot predict or control and which could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•announcements or introductions of new devices or technologies, commercial relationships, acquisitions, strategic partnerships, joint ventures, capital commitments or other events by us or our competitors;
•failure of any of our new devices or services to achieve commercial success;
•developments by us or our competitors with respect to patents or other intellectual property rights;
•variations and actual or anticipated fluctuations in our total net revenue and other results of operations, or the results of operations of our competitors;
•fluctuations in the operating performance, stock market prices or trading volumes of securities of similar companies;
•failure by us to reach an agreement or renew an agreement with an important content provider;
•changes in operating performance and stock market valuations of competitors;
•general market conditions and overall fluctuations in U.S. equity markets, including fluctuations related to the COVID-19 pandemic;

•changes in accounting principles;
•sales of our Class A common stock, including sales by our executive officers, directors and significant stockholders, short selling of our Class A common stock, or the anticipation of sales or lock-up expirations;
•actual or perceived cybersecurity attacks or security breaches or incidents;
•additions or departures of any of our key personnel;
•lawsuits threatened or filed by us or against us, and announcements related to any such litigation;
•changing legal or regulatory developments in the United States and other countries, including with respect to data privacy, data protection and security;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•changes in recommendations by securities analysts, failure to obtain or maintain analyst coverage of our Class A common stock or our failure to achieve analyst earnings estimates;
•discussion of us or our stock price by the financial press and in online investor communities;
•changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market has experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our Class A common stock to decline. Furthermore, the trading price of our Class A common stock may be adversely affected by third-parties trying to drive down the price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if the trading price of our Class A common stock declines and their activities can negatively affect the trading price of our Class A common stock. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.
A large number of additional shares may be sold in the near future, which may cause the market price of our Class A common stock to decline significantly, even if our business is doing well.
Sales of a substantial amount of our Class A common stock in the market, or the perception that these sales may occur, could adversely affect the market price of our Class A common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for a period of time up to 180 days following the date of our final prospectus relating to our IPO (the Prospectus), dated March 24, 2021 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act).
However, the terms of the lock-up agreements will expire for 25% of each holder’s shares of common stock and securities convertible into or exchangeable for common stock (except with respect to Mr. Wang and his affiliated entities, for whom the lock-up agreements will instead expire for 15% of such holders’ securities) subject to the lock-up agreement if certain conditions are met (the Early Lock-Up Expiration). If such conditions are met, these shares will become available for sale immediately prior to the opening of trading on the fourth trading day following the date on which all of the below conditions are satisfied (the Early Lock-Up Expiration Date):
(1)90 days have passed since the date of the Prospectus;
(2)we have furnished at least one earnings release on Form 8-K or have filed at least one quarterly report on Form 10-Q or annual report on Form 10-K with the Securities and Exchange Commission (SEC);
(3)the last reported closing price of our Class A Common Stock on the New York Stock Exchange is at least 25% greater than our initial public offering price per share for 5 out of any 10 consecutive trading days ending on or after the 90th day following the date of the Prospectus; and
(4)such date occurs in a broadly applicable period during which trading in our securities is permitted under our insider trading policy, or an open trading window, and there are at least 5 trading days remaining in the open trading window.

If we are in a blackout period or within five trading days prior to a blackout period at the time of such Early Lock-Up Expiration Date, the date of the Early Lock-Up Expiration will be delayed until immediately prior to the opening of trading on the fourth trading day following the first date that (i) we are no longer in a blackout period under our insider trading policy and (ii) the closing price is at least greater than the price on the cover of the Prospectus.
In addition, to the extent not released on the Early Lock-Up Expiration Date, if (i) at least 120 days have elapsed since the date of the Prospectus, and (ii) the lock-up period is scheduled to end during or within five trading days prior to a blackout period, the lock-up period will end 10 trading days prior to the commencement of such blackout period. In addition, the representatives of the underwriters of our IPO can waive this restriction and allow these stockholders to sell their shares at any time.
As these lock-up restrictions end, the market price of the Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.
In addition, we to filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the United States in the open market. If a large number of these shares are sold in the public market, the sales could reduce our trading price.
We cannot predict the impact our multi-class structure may have on our stock price.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices are not expected to invest in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
We are a “controlled company” within the meaning of the New York Stock Exchange rules. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
As a result of our multi-class common stock structure, William Wang, our Founder, Chairman and Chief Executive Officer controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board of Directors consist of “independent directors” as defined under the New York Stock Exchange rules;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

We currently utilize, and intend to continue to utilize, certain of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.
In addition, the New York Stock Exchange has developed listing standards regarding compensation committee independence requirements and the role and disclosure of compensation consultants and other advisers to the compensation committee that, among other things, requires:
•compensation committees be composed of independent directors, as determined pursuant to new independence requirements;
•compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and
•compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.
As a controlled company, we will not be subject to these compensation committee independence requirements.
Some provisions of our amended and restated certificate of incorporation and Delaware law inhibit potential acquisition bids and other actions that you may consider favorable.
Our corporate documents and Delaware law will contain provisions that may enable our Board of Directors to resist a change in control of our company even if a change in control were to be considered favorable by our stockholders. These provisions include, among other things, the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.
These provisions, our multi-class common stock structure and Mr. Wang’s overall voting power, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for other stockholders to take certain corporate actions such as the election of directors of their choosing. For example, following the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the Voting Threshold Date), our stockholders will only be able to take action by written consent.
In addition, we are subject to Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any broad range of business combinations with any stockholder who owns, or at any time in the last three years owned, 15% or more of our outstanding voting stock for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.
We do not expect to pay any dividends on our Class A common stock for the foreseeable future.
We do not anticipate that we will pay any dividends to holders of our Class A common stock in the foreseeable future. Accordingly, investors must rely on sales of their Class A common stock as the only way to realize any gains on their investment. Investors seeking or expecting cash dividends should not purchase our Class A common stock. Further, in the event we do pay any cash dividends to holders of our Class A common stock, certain holders of options under our 2017 Incentive Award Plan also hold dividend equivalent rights, which entitle them to cash payments based on the number of unexercised shares subject to such options.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants, and provided that this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
General Risk Factors
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which may harm our business, financial condition and results of operations.
We are exposed to increased regulatory oversight and will incur increased costs as a result of being a public company.
As a public company, we are required to satisfy the listing requirements and rules of the New York Stock Exchange and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will also incur costs associated with public company reporting requirements and corporate governance requirements, including additional directors’ and officers’ liability insurance and requirements under the Sarbanes-Oxley Act of 2002 (the “SOX Act”) as well as rules implemented by the SEC and the New York Stock Exchange. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, and have made, and will continue to make, certain activities more time consuming and costly. Further, we have incurred costs in connection with hiring additional legal, accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. Any of these expenses may harm our business, financial condition and results of operations.
If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which may harm our business or share price.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. Pursuant to the SOX Act, we will be required to periodically evaluate the effectiveness of the design and operation of our internal controls. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error or collusion, the circumvention or overriding of controls or fraud. If we fail to maintain an effective system of internal controls, our business, financial condition and results of operations may be harmed, and we could fail to meet our reporting obligations, which may harm our business and our share price.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the SOX Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Prior to our initial public offering, we were not required to comply with the SEC rules that implement Section 404 of the SOX Act and were therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Both our independent auditors and we will be testing our internal controls pursuant to the requirements of Section 404 of the SOX Act and could, as part of that documentation and testing, identify areas for further attention or improvement. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We calculate certain of our key metrics, including SmartCast ARPU, SmartCast Hours and Total VIZIO Hours using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring our key metrics. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of our key metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our key metrics to be accurate representations of our SmartCast ARPU, SmartCast Hours and Total VIZIO Hours, or if we discover material inaccuracies in our key metrics, our reputation may be harmed and content partners, advertisers and partners may be less willing to allocate their budgets or resources to our devices and services, which could negatively affect our business, financial condition and results of operations. Further, as our business develops, we may revise or cease reporting certain metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts, consumers or retailers do not believe our reported measures, such as SmartCast ARPU, SmartCast Hours and Total VIZIO Hours, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
We need to maintain operational and financial systems that can support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability or failure to do so could adversely affect our financial reporting, billing and payment services.
We have a complex business that is growing in size and complexity. To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally or acquire new businesses, we will need to maintain and may need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. Our business arrangements with our content providers and advertisers, and the rules that govern revenue and expense recognition in our data services business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we must maintain operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our financial reporting, billing and payment services. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our consumers and partners, cause harm to our reputation and brand, and could also result in errors in our financial and other reporting.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations may be harmed.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, sales incentives, accounts receivable and allowance for doubtful accounts, share-based compensation expense, excess and obsolete inventory write-downs, warranty reserves, long-lived assets and accounting for income taxes including deferred tax assets and liabilities.

Our results of operations may be adversely affected by changes in accounting principles applicable to us.
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
From January 1, 2021 through March 12, 2021 (the date of the Reorganization Transaction):

•VIZIO, Inc. granted to its directors, officers, employees, consultants and other service providers: (i) stock options covering an aggregate of 688,068 shares of Class A common stock under our 2017 Plan (after giving effect to the nine-for-one stock split of our Class A common stock effected on March 15, 2021); and (ii) restricted stock units for an aggregate of 508,500 shares of Class A common stock under our (after giving effect to the nine-for-one stock split of our Class A common stock effected on March 15, 2021).
On March 12, 2021, upon the effectiveness of the Reorganization Transaction, VIZIO Holding Corp. issued (i) 145,836,648 shares of Class A common stock (after giving effect to the nine-for-one stock split of our Class A common stock effected on March 15, 2021)_and (ii) 134,736 shares of Series A convertible preferred stock in exchange for the cancellation of each share of Class A common stock and Series A convertible preferred stock, as applicable, of VIZIO, Inc., pursuant to the terms of an agreement and plan of merger. No consideration was paid in connection with the Reorganization Transaction.
Between March 12, 2021 through March 25, 2021 (the date of the filing of our registration statement on Form S-8), we granted approximately 232,932 awards under our 2017 Plan.
On March 29, 2021, we exchanged a total of 98,633,025 shares of Class A common stock held by William Wang and his affiliated trusts for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement. No consideration was paid in connection with the exchange.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds from our Initial Public Offering of Common Stock

On March 24, 2021, our registration statement on Form S-1 (File No. 333-253682) (the “Registration Statement”)was declared effective by the SEC for our initial public offering. At the closing of the offering on March 29, 2021, we issued and sold 7,560,000 shares of Class A common stock at an initial public offering price of $21.00 per share and received net proceeds of $145.1 million after deducting underwriting discounts and commissions of $10.7 million and estimated offering expenses of approximately $3.0 million. Additionally, certain existing stockholders sold (i) 4,690,000 shares of Class A common stock in the closing on March 29, 2021 and (ii) an additional 1,709,274 shares of Class A common stock pursuant to the underwriters’ option to purchase additional shares in the closing on March 31, 2021, in each case at a price per share of $21.00, resulting in net proceeds to the selling stockholders of approximately $125.3 million. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. J.P. Morgan Securities LLC, Bank of America Securities, Wells Fargo, Guggenheim Securities, Piper Sandler, Needham & Company acted as underwriters for the offering.
We intend to use the net proceeds from our initial public offering for general corporate purposes, including working capital, operating expenses, and capital expenditures. We used $14.0 million of the net proceeds from our initial public offering to satisfy a licensing payment due and approximately $9.0 million to satisfy tax withholding obligations for certain restricted stock awards that vested on March 24, 2021. We may also use further net proceeds from our initial public offering to satisfy tax withholding obligations for certain restricted stock awards that will vest in the future.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant, as currently in effect	S-1/A	333-253682	3.2	3/16/2021
3.2	Bylaws of the registrant, as amended, as currently in effect	S-1/A	333-253682	3.4	3/16/2021
4.1	Form of Class A common stock certificate of the registrant	S-1/A	333-253682	4.1	3/16/2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and officers	S-1	333-253682	10.1	3/1/2021
10.2+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers	S-1/A	333-253682	10.6	3/16/2021
10.3+	2017 Incentive Award Plan, as amended, and form agreements thereunder	S-1/A	333-253682	10.3	3/16/2021
10.4+	2021 Employee Stock Purchase Plan, and form agreements thereunder	S-1/A	333-253682	10.4	3/16/2021
10.5+	2021 Executive Incentive Compensation Plan	S-1/A	333-253682	10.5	3/16/2021
10.6+	Outside Director Compensation Policy	S-1/A	333-253682	10.8	3/16/2021
10.7+	Confirmatory Employment Letter between the registrant and William Wang, dated as of March 15, 2021
10.8+	Confirmatory Employment Letter between the registrant and Adam Townsend, dated as of March 15, 2021
10.9+	Confirmatory Employment Letter between the registrant and Ben Wong, dated as of March 15, 2021
10.10+	Confirmatory Employment Letter between the registrant and Bill Baxter, dated as of March 15, 2021
10.11+	Confirmatory Employment Letter between the registrant and Michael O’Donnell, dated as of March 15, 2021
10.12	Amendment to Loan and Security Agreement, dated April 13, 2021, between VIZIO, Inc. and Bank of America, N.A.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_____________
+     Indicates management contract or compensatory plan.
†    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VIZIO Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIZIO Holding Corp.

Date: May 11, 2021	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)