Form 10-Q
period 2021-06-30
Vizio Holding Corp.
filed 2021-08-05
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 30, 2021, the registrant had 86,498,042 shares of Class A common stock outstanding and 98,291,343 shares of Class B common stock outstanding.

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
•the impact of the COVID-19 pandemic and related supply chain delays on our business, operations and results of operations;
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
•our ability to implement, maintain and improve effective internal controls; and
•our ability to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach and to prevent system failures.
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except per share amounts)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$365,380	$207,728
Accounts receivable, net	193,880	405,609
Other receivables due from related parties	806	978
Inventories	17,244	10,545
Income tax receivable	15,110	1,315
Other current assets	78,392	55,460
Total current assets	670,812	681,635
Property, equipment and software, net	9,737	7,929
Goodwill, net	44,788	44,788
Intangible assets, net	74	131
Deferred income taxes	25,424	26,652
Other assets	12,985	13,847
Total assets	$763,820	$774,982
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$131,805	$209,362
Accounts payable	116,067	166,805
Accrued expenses	134,130	154,959
Accrued royalties	66,017	81,143
Other current liabilities	5,153	5,272
Total current liabilities	453,172	617,541
Other long-term liabilities	7,461	8,210
Total liabilities	460,633	625,751
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Series A Convertible Preferred stock, $0.0001 par value; 0 and 250 shares authorized and 0 and 135 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	2,565
Common stock, $0.0001 par value; 1,000,000 and 675,000 Class A shares authorized, 87,660 and 150,831 Class A shares issued, and 86,624 and 150,831 Class A shares outstanding as of June 30, 2021 and December 31, 2020, respectively; 200,000 and 0 Class B shares authorized, 98,291 and 0 Class B shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; 150,000 and 0 Class C shares authorized, 0 Class C shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	18	15
Additional paid-in capital	267,107	98,885
Accumulated other comprehensive (loss) income	(144)	873
Retained earnings	36,206	46,893
Total stockholders’ equity	303,187	149,231
Total liabilities and stockholders' equity	$763,820	$774,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Device	$335,644	$366,886	$789,104	$675,741
Platform+	65,513	26,577	117,709	50,263
Total net revenue	401,157	393,463	906,813	726,004
Cost of goods sold:
Device	303,582	326,708	708,821	603,065
Platform+	18,035	8,781	31,788	17,237
Total cost of goods sold	321,617	335,489	740,609	620,302
Gross profit:
Device	32,062	40,178	80,283	72,676
Platform+	47,478	17,796	85,921	33,026
Total gross profit	79,540	57,974	166,204	105,702
Operating expenses:
Selling, general and administrative	77,739	29,799	145,589	59,915
Marketing	9,986	4,827	14,390	11,075
Depreciation and amortization	654	584	1,267	1,245
Total operating expenses	88,379	35,210	161,246	72,235
Income (loss) from operations	(8,839)	22,764	4,958	33,467
Interest income	57	79	138	426
Other income (expense), net	35	45	(154)	391
Total non-operating income (expense)	92	124	(16)	817
Income (loss) before income taxes	(8,747)	22,888	4,942	34,284
Provision for income taxes	5,256	5,567	15,600	7,676
Net (loss) income	$(14,003)	$17,321	$(10,658)	$26,608

Net (loss) income attributable to Class A and Class B stockholders:
Basic	$(0.08)	$0.09	$(0.07)	$0.14
Diluted	$(0.08)	$0.09	$(0.07)	$0.14
Weighted-average Class A and Class B common shares outstanding:
Basic	184,273	144,416	165,108	144,342
Diluted	184,273	147,019	165,108	146,981
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other comprehensive income
Net (loss) income	$(14,003)	$17,321	$(10,658)	$26,608
Foreign currency translation adjustments	(72)	414	(1,017)	412
Comprehensive (loss) income	$(14,075)	$17,735	$(11,675)	$27,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A, B, and C Shares	Amount
Balance at March 31, 2021	—	$—	183,669	$262,817	$(72)	$50,209	$312,954
Share-based compensation expense	—	—	—	34,460	—	—	34,460
Shares issued pursuant to incentive award plans	—	—	2,250	1,299	—	—	1,299
Shares withheld to cover withholding taxes for stock awards	—	—	(1,004)	(31,451)	—	—	(31,451)
Foreign currency translation	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	(14,003)	(14,003)
Balance at June 30, 2021	—	$—	184,915	$267,125	$(144)	$36,206	$303,187

Balance at December 31, 2020	135	$2,565	150,831	$98,900	$873	$46,893	$149,231
Share-based compensation expense	—	—	—	60,480	—	—	60,480
Shares issued pursuant to incentive award plans	—	—	2,640	1,299	—	—	1,299
Accretion of preferred stock dividends	—	29	—	—	—	(29)	—
Payment of accumulated preferred stock dividends		(594)	—	—	—	—	(594)
Conversion of Series A preferred stock upon IPO	(135)	(2,000)	30,316	2,000	—	—	—
Sale of common stock in IPO, net of $13,700 of underwriting fees and other offering costs	—	—	7,560	145,019	—	—	145,019
Forfeiture of RSA awards upon IPO	—	—	(4,995)	—	—	—	—
Shares withheld to cover withholding taxes for stock awards			(1,437)	(40,573)	—	—	(40,573)
Foreign currency translation	—	—	—	—	(1,017)	—	(1,017)
Net loss	—	—	—	—	—	(10,658)	(10,658)
Balance at June 30, 2021	—	$—	184,915	$267,125	$(144)	$36,206	$303,187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class C Shares	Amount
Balance at March 31, 2020	135	$2,445	150,597	$95,445	$150	$(46,175)	$51,865
Share-based compensation expense	—	—	—	1,340	—	—	1,340
Shares issued pursuant to incentive award plans	—	—	—	5	—	—	5
Foreign currency translation, net of tax	—	—	—	—	414	—	414
Net income	—	—	—	—	—	17,321	17,321
Balance at June 30, 2020	135	$2,445	150,597	$96,790	$564	$(28,854)	$70,945

Balance at December 31, 2019	135	$2,445	150,597	$93,948	$152	$(55,462)	$41,083
Share-based compensation expense	—	—	—	2,679	—	—	2,679
Shares issued pursuant to incentive award plans	—	—	—	163	—	—	163
Foreign currency translation, net of tax	—	—	—	—	412	—	412
Net income	—	—	—	—	—	26,608	26,608
Balance at June 30, 2020	135	$2,445	150,597	$96,790	$564	$(28,854)	$70,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(10,658)	$26,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,267	1,245
Deferred income taxes	1,228	—
Share-based compensation expense	60,660	2,679
Allowance for doubtful accounts	685	83
Changes in operating assets and liabilities:
Accounts receivable	211,044	127,760
Other receivables due from related parties	172	3,924
Inventories	(6,700)	1,278
Income taxes receivable	(13,795)	778
Other current assets	(23,174)	(4,855)
Other assets	1,110	(3,233)
Accounts payable due to related parties	(77,556)	(62,622)
Accounts payable	(50,754)	(78,387)
Accrued expenses	(26,541)	(33,117)
Accrued royalties	(15,126)	(523)
Income taxes payable	—	6,788
Other current liabilities	(120)	828
Other long-term liabilities	(749)	2,434
Net cash provided by (used in) operating activities	$50,993	$(8,332)
Cash flows from investing activities:
Purchase of property and equipment	(2,770)	(529)
Investment in third party	(249)	—
Net cash used in investing activities	$(3,019)	$(529)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,299	163
Payment of dividends on Series A convertible preferred stock	(594)	—
Proceeds from IPO, net of $10,700 in direct offering costs	148,044	—
Payments of other offering costs	(2,627)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(35,442)	—
Net cash provided by financing activities	$110,680	$163
Effects of exchange rate changes on cash and cash equivalents	(1,002)	412
Net increase (decrease) in cash and cash equivalents	$157,652	$(8,286)
Cash and cash equivalents at beginning of period	$207,728	$176,579
Cash and cash equivalents at end of period	$365,380	$168,293
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$26,677	$63
Cash paid for interest	$108	$92
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,289
Cash paid for amounts included in the measurement of operating lease liabilities	$1,444	$1,171
Withholding taxes not yet paid for net settled stock awards	$5,131	$—
IPO costs not yet paid	$398	$—
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

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Initial Public Offering
On March 29, 2021, the Company closed its initial public offering (“IPO”) of 12,250,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company issued and sold 7,560,000 shares of Class A common stock, and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock. The Company received net proceeds of approximately $145.1 million after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of $3.0 million. On March 31, 2021, certain existing stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
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
Impact of COVID-19
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year progressed. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. While the pandemic thus far has had a positive impact on our total shipments, the ongoing COVID-19 pandemic, related supply chain challenges, resurgences of COVID-19 or additional responsive measures thereto may result in further impact our business. Therefore, the full impact of COVID-19 on the Company’s results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. We expect that demand in future periods may be adversely impacted due to consumers having accelerated purchasing decisions and due to impacts of the COVID-19 pandemic on disposable income in 2020 and we expect our gross profit to normalize as our pricing and expenses reflect more historical trends.
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
The condensed consolidated balance sheet as of December 31, 2020 and included herein was derived from the audited financial statements as of the same date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Prospectus. In our opinion, the accompanying unaudited condensed consolidated financial statements

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
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
Customer Allowances
The Company offers sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. The Company records cooperative advertising and market development fund programs with customers as a reduction to revenue unless the Company receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received. These arrangements are recorded as accrued liabilities. Cooperative advertising arrangements recorded as a reduction of net revenue totaled $951 and $361 for the three months ended June 30, 2021 and June 30, 2020, respectively. Cooperative advertising arrangements recorded as a reduction of net revenue totaled and $1,801 and $1,299 for the six months ended June 30, 2021 and June 30, 2020, respectively.
Research and Development Costs
Research and development expense consists primarily of employee-related costs, including salaries and bonuses, share-based compensation expense, and employee benefits costs, third-party contractor costs, and related allocated overhead costs. In certain cases, costs are incurred to purchase materials and equipment for future use in research and development efforts. These costs are capitalized and expensed as consumed. Research and development costs were $7,257 and $3,652 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $17,090 and $7,344 for the six months ended June 30, 2021 and June 30, 2020, respectively, and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.
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
There have been no material developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the audited consolidated financial statements included in the Prospectus.
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
The revenue recognized from contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. The Company did not identify or record any material contract assets as of June 30, 2021 and December 31, 2020. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
VIZIO is a wholesale distributor of televisions and other home entertainment products, which are sold to the largest retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Customer A	35%	51%	38%	50%
Customer B	12	6	14	9
Customer C	13	8	12	9
Customer D	11	14	10	11
The following customers account for more than 10% of accounts receivable:

	As of
	June 30, 2021	December 31, 2020
Net receivables:
Customer A	47%	41%
Customer B	9	18
Customer C	11	16
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control with each other. Collectively, they comprised 48% and 59% of VIZIO’s net revenue for the three and six months ended June 30, 2021 and 2020, respectively. Their collective accounts receivable balance as of June 30, 2021 and December 31, 2020 was 58% and 57% of our total net receivables, respectively. However, throughout VIZIO’s history and presently, the Company has dealt with separate purchasing departments at Customer A and Customer C, and have at times sold products to Customer C without selling products to Customer A.
Note 4. Accounts Receivable
Accounts receivable consists of the following:

	As of
	June 30, 2021	December 31, 2020
Accounts receivable	$194,576	$405,627
Allowance for doubtful accounts	(696)	(18)
Total accounts receivable, net of allowances	$193,880	$405,609
VIZIO maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. For the three and six months ended June 30, 2021 and 2020, the Company reserved allowances for bad debt of $685 and $83, respectively.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 5. Inventories
Inventories consist of the following:

	As of
	June 30, 2021	December 31, 2020
Inventory on hand	$9,366	$3,237
Inventory in transit	7,878	7,308
Total inventory	$17,244	$10,545
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Inventory purchases:
Supplier A	32%	25%	31%	29%
Supplier B – related party	39	55	41	50
Supplier C	11	8	10	8

	As of
	June 30, 2021	December 31, 2020
Accounts payable:
Supplier A	34%	16%
Supplier B – related party	44	21
The Company is currently reliant upon these manufacturers for products. Although VIZIO can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $3,197 and $3,033 due from the manufacturers as of June 30, 2021 and December 31, 2020, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
expensed as incurred. Recycling costs were $1,344 and $1,662 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $3,935 and $2,745 for the six months ended June 30, 2021 and June 30, 2020, respectively, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 6. Property and Equipment
Property and equipment consist of the following:

	As of
	June 30, 2021	December 31, 2020
Building	$10,095	$9,998
Machinery and equipment	1,644	1,284
Leasehold improvements	3,438	3,438
Furniture and fixtures	2,840	2,840
Computer and software	21,498	19,184
Automobile and truck	22	22
Total property and equipment	39,537	36,766
Less accumulated depreciation and amortization	(29,800)	(28,837)
Total property and equipment, net	$9,737	$7,929
The Company capitalized software development costs of $692 and $913 during the three months ended June 30, 2021 and June 30, 2020, respectively, and $1,313 and $1,486 during the six months ended June 30, 2021 and June 30, 2020, respectively.
Amortization of capitalized software development costs was $704 and $922 during the three months ended June 30, 2021 and June 30, 2020, respectively, and $1,394 and $1,752 during the six months ended June 30, 2021 and June 30, 2020, respectively, and are recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.
Depreciation expense was $501 and $396 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $963 and $825 for the six months ended June 30, 2021 and June 30, 2020, respectively. The Company’s long-lived assets, which include property and equipment and other intangible assets of $9,811 and $8,060 as of June 30, 2021 and December 31, 2020 respectively, are located entirely within the United States.
Note 7. Goodwill and Other Intangible Assets
(a)Goodwill
The Company’s goodwill balance was $44,788 as of June 30, 2021 and December 31, 2020. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce. The Company performs its impairment test of goodwill on October 1st annually in accordance with its accounting policy and to date, has not recorded any impairment.
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

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Acquired intangible assets from business combinations and accumulated amortization consist of the following as of June 30, 2021 and December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$5,500	$(5,500)	$—
Customer relationships	1,870	(1,870)	—
Trademarks	30	(30)	—
Total	$7,400	$(7,400)	$—
The Company has a portfolio of patents that provide a variety of benefits including defense against in progress and potential future lawsuits. The acquired patents and related fees are recorded at cost (which approximates fair value) and are being amortized using the straight-line method over the average life of the underlying patents. There were no patents purchased during the three and six months ended June 30, 2021.
The acquired patent intangible assets are as follows:

	As of
	June 30, 2021	December 31, 2020
Acquired patents	$7,663	$7,663
Less accumulated amortization	(7,589)	(7,532)
Total patents	$74	$131
Amortization expense on acquired patent intangibles for the three and six months ended June 30, 2021 and 2020, was $29 and $58, respectively, and is included in cost of goods sold. The weighted-average remaining useful life for acquired patents as of June 30, 2021 was 0.1 years. Estimated future amortization of acquired intangible assets from business combinations and acquired patent intangible assets is not material.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 8. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Accrued price protection	$36,786	$61,331
Accrued other customer related expenses	40,551	54,404
Accrued supplier related expenses	15,778	12,434
Accrued payroll expenses	25,021	10,874
Accrued tax expenses	—	2,741
Accrued other expenses	15,994	13,175
Total accrued expenses	$134,130	$154,959
The Company periodically grants certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, the Company will, in turn, negotiate with its manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. The Company’s procedures for estimating customer allowances recorded as a reduction of revenue are based upon historical experience, as adjusted for the current environment, and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the condensed consolidated balance sheets in accrued expenses and recorded in the condensed consolidated statements of operations as a reduction of net revenue.
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

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
In addition, in connection with the IPO, certain stockholders forfeited 434,334 shares of restricted stock to the Company to satisfy tax withholding obligations in connection with the IPO (the “RSA Forfeiture”). The Company recorded the value of the forfeited shares as treasury stock within Additional paid-in capital in its unaudited condensed consolidated balance sheet dated June 30, 2021 based on the fair value of the stock at the time of forfeit.
Preferred Stock
As of June 30, 2021, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, which became effective on March 29, 2021 in connection with the closing of the IPO (the “Restated Certificate”) the Company’s Board of Directors is authorized to issue up to an aggregate of 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each of these series including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of a series without further vote or action by the stockholders.
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
Common Stock
As of June 30, 2021, pursuant to the terms of the Restated Certificate, the Company is authorized to issue 1,350,000,000 shares of common stock with $0.0001 par value, of which 184,914,600 shares are issued and outstanding. The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
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
Common Stock Issuance: On June 20, 2018, VIZIO issued approximately 12,978,000 shares of its Class A common stock for $70,000, or $5.39 per share, to two related party manufacturers one of which was Supplier B as referenced in Note 5. In conjunction with this common stock issuance, VIZIO entered into strategic cooperation agreements with these suppliers. Prior to the IPO, if certain conditions set out in the agreements were achieved, the agreements provided opportunities for potential further equity investment in VIZIO. The agreements also provided for preference in future board member assignment, and future strategic financial incentives. After the expiration of the warrants the opportunity for further investment closed, while the other rights remain. The value of these were determined to be immaterial within the arrangement and to the condensed consolidated financial statements.
Warrant Issuance: On December 31, 2019, VIZIO issued warrants to the same two suppliers in accordance with the strategic cooperation agreements entered into on June 20, 2018, upon the achievement of certain purchase volume milestones as set out in the strategic cooperation agreements. The warrants provided the suppliers the right to purchase a total of $15,000 of Class A common stock at an exercise price of $5.39 per share. The awards were exercisable in cash for a period of six months from the grant date and had a fair value of $1,927 at the grant date. The warrants were valued using the Black-Scholes option pricing model as of the issuance date and have been expensed in full within cost of goods sold within the condensed consolidated statement of operations. Assumptions used include the annualized volatility of 48%, fair value of common stock of $5.39 and the dividend rate of 3%. In July 2020, the warrants expired unexercised.
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
The Company’s 2007 Incentive Award Plan (the “2007 Plan”), which the Board of Directors had adopted in 2007, was terminated in connection with the adoption of the 2017 Plan. Any outstanding awards that had been granted under the 2007 Plan prior to its termination remain outstanding, subject to the terms of the 2007 Plan and awards agreements, until such awards vest and are exercised (as applicable) or until they terminate or expire by their terms. As of June 30, 2021, options to purchase a total of 1,589,750 shares of Class A common stock remained outstanding and subject to the terms of the 2007 Plan. The awards under the 2007 Plan have a term of not more than 10 years and the vesting of the awards was set at the discretion of the Board of Directors upon grant but is not expected to exceed four years for any grant. All awards are subject to forfeiture within 90 days if employment or other services terminate prior to the vesting of the awards. Grants are no longer permitted from the 2007 Plan.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Stock Option Awards
A summary of the status of the Company’s stock option plans as of June 30, 2021 presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,416	4.16	7.1	71,934
Granted	2,797	18.53
Exercised	(489)	2.75
Forfeited and expired	(344)	4.81
Outstanding at June 30, 2021	18,380	$6.37	7.1	$379,334
Options vested and exercisable at June 30, 2021	11,541	$3.29	5.9	$274
In February 2021, the Company granted approximately 688,068 stock option awards to various employees. These options vest over a four year period and the fair value of the option on the grant date was $10.54 as determined using the Black Scholes Option Pricing Model and a common stock share price of $19.49 per share, volatility of 39%, a dividend yield of 2%, a risk free rate of 1%, and an expected term of 6.25 years.
In March 2021, the Company granted 172,196 stock options to various employees. These options vest over a four year period and the fair value of the option on the grant date was $7.63 using the Black-Scholes Options Pricing Model and a common stock share price of $21.00 per share, volatility of 44%, a dividend yield of 2%, a risk free rate of 1% and an expected term of 6.25 years.
In May 2021, the Company granted 1,936,568 stock options to various employees. These options vest over a four year period and the fair value of the option at the grant date was $8.93 as measured using the Black Scholes Option Pricing Model and a common stock share price of $21.84 per share, volatility of 44%, 0.76% dividend yield, a risk free rate of 1%, and an expected term of 6.25 years.
As of June 30, 2021, the Company had $38,214 of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average vesting period of approximately 2.63 years.

	June 30, 2021	June 30, 2020
Weighted average grant date fair value of stock options granted during the period	$9.25	$1.58
A summary of the nonvested stock options as of June 30, 2021 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2020	7,154	$1.64
Granted	2,797	$9.25
Forfeited or expired	(203)	$3.94
Vested	(2,908)	$3.75
Nonvested at June 30, 2021	6,840	$11.58
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
Restricted Stock Units
On December 31, 2020, the Board of Directors granted a total of 2,035,000 restricted stock units (“RSU”) to members of senior management with a stock price of $8.54 per share. The restricted stock units vest ratably over a one to four-year period assuming VIZIO made its first public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission in December 2020. Under the terms of the grant, if a public offering did not occur within the vesting period, the RSUs would remain outstanding and unvested for an additional period and all shares shall vest contingent upon an initial public offering. Since the vesting of the RSUs was contingent upon an initial public offering, VIZIO deferred the recognition of compensation expense for these awards until the first quarter of 2021. In estimating the fair value of the common stock at the grant date, the Company engaged an independent valuation specialist to assist in determining the stock price. See further discussion of valuation below.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,035	$8.54
Granted	7,245	12.97
Released	(2,141)	8.54
Forfeited	—	—
Outstanding at June 30, 2021	7,140	$13.03
The grant-date fair value of restricted stock units granted during the six months ended June 30, 2021 and 2020 was $149,583 and $0.0, respectively. The grant-date fair value of restricted stock units that vested during the six months ended June 30, 2021 and 2020 was $37,006 and $0.0, respectively. Total unrecognized compensation cost related to restricted stock units as of June 30, 2021 was $126,783, which the Company expects to recognize over a weighted-average period of approximately 1.97 years.
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

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
The table below provides information on the weighted-average assumptions used for stock options granted during the three and six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of options granted	1,937	1,565	2,797	1,565
Volatility	44%	42%	43%	42%
Expected term (years)	6.25	6.25	6.25	6.25
Dividend yield	0.76%	3.06%	1.11%	3.06%
Risk-free interest rate	1.24%	0.34%	1.14%	0.34%
Fair value of common stock	$21.84	$5.39	$21.21	$5.39
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$8.93	$1.58	$9.25	$1.58
After consideration of the difference between $8.54, the per share fair value of the Company’s Class A common stock used to record share-based compensation for certain equity awards granted in December 2020 and February 2021, and $22.00, which was the midpoint of the price range set forth on the cover page of the Company’s preliminary prospectus related to the Company’s IPO, the Company used a linear interpolated fair value from $8.54 to $22.00 to measure additional share-based compensation expense for its option and RSU grants made in December 2020, February 2021 and March 2021. As a result, the Company recorded additional share-based compensation expense of approximately $15,984 and $25,897 during the three and six months ended June 30, 2021 and expects to recognize an additional share-based compensation amount of approximately $32,320 during the remaining six months of 2021. Further, the Company expects to recognize additional share-based compensation expense of approximately $16,200, $16,200 and $16,200 for the years ending 2022, 2023 and 2024, respectively, for the unvested portion of the December 2020, February 2021, and March 2021 grants.
Total share-based compensation expense including the additional share-based compensation discussed above was $34,641 and $1,340 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $60,660 and $2,679 for the six months ended June 30, 2021 and June 30, 2020, respectively. Of the total share based compensation expense, approximately $117 and $283 is included in cost of goods sold with the remaining amounts included in selling, general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively.
In connection with the vesting of share-based payment awards for certain employees, the Company agreed to withhold shares of common stock from these employees to cover the cost of the income tax withholdings due upon release of the awards. During the three months ended June 30, 2021, the Company agreed to pay $31,451 and these employees agreed to forfeit approximately 1,004,000 shares of common stock. Through June 30, 2021, the total of the common stock withheld during the six months ended June 30, 2021 was 1,438,000 shares for $40,573 and is recorded as treasury stock within Additional paid in capital in the condensed consolidated balance sheet.
Employee Stock Purchase Plan
On March 25, 2021, the Company established an employee stock purchase plan (the “2021 ESPP”) and reserved 1,800,000 shares of Class A common stock for issuance under this plan. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code for U.S. employees. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each calendar year, beginning in 2022, in a number of shares of common stock equal to the least of (i) 5,400,000 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Company. The 2021 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock beginning in May 2021. For the three and six months ended June 30, 2021, the Company recorded stock compensation expense of approximately $180 relating to the 2021 ESPP.

Note 11. Net Income (Loss) Per Share
The Company computes earnings per share (“EPS”) of Class A and Class B common stock using the two-class method for participating securities.
Basic (loss) earnings per share attributable to common stockholders is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of Class A and Class B common shares outstanding. Diluted (loss) earnings per share attributable to common stockholders adjusts the basic (loss) earnings per share attributable to common stockholders and the weighted-average number of common shares outstanding for the potentially dilutive impact of RSUs and stock options using the treasury stock method.
For the three and six-month periods ended June 30, 2021 and 2020, the potential dilutive shares relating to outstanding stock options and restricted stock units were considered anti-dilutive because of the net loss and therefore not included in diluted earnings per share.
Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021		2020
	Class A	Class B	Class A	Class A	Class B	Class A
Numerator:
Net income	$(6,534)	$(7,469)	$17,321	$(7,363)	$(3,296)	$26,608
Less: Accumulated dividends on preferred shares	—	—	(30)	—	—	(60)
Undistributed earnings	(6,534)	(7,469)	17,291	(7,363)	(3,296)	26,548
Less: Earnings attributable to participating securities	—	—	(3,695)	(181)	(81)	(5,696)
Net income attributable to common stockholders - basic	$(6,534)	$(7,469)	$13,596	$(7,544)	$(3,377)	$20,852
Net income attributable to common stockholders- diluted	$(6,534)	$(7,469)	$13,596	$(7,544)	$(3,377)	$20,852

Denominator:
Weighted-average common shares outstanding - basic	85,982	98,291	144,416	114,060	51,048	144,342
Employee stock options	—	—	2,603	—	—	2,639
Weighted-average common shares outstanding - diluted	85,982	98,291	147,019	114,060	51,048	146,981

Net income per share attributable to Class A and Class B common stockholders:
Basic	$(0.08)	$(0.08)	$0.09	$(0.07)	$(0.07)	$0.14
Diluted	$(0.08)	$(0.08)	$0.09	$(0.07)	$(0.07)	$0.14
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	11,311	—	3,892	12,010	—	3,827

Note 12. Income Taxes

The Company recorded a provision for income taxes of $5,256 and $5,567 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $15,600 and $7,676 for the six months ended June 30, 2021 and June 30, 2020, respectively. For the three and six months ended June 30, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $7,093 and $13,387 in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the six months ended June 30, 2021 includes a net income tax expense of $1,505 for discrete items including the deferred tax asset adjustment for share-based compensation expense related to certain executive officers, and excess tax benefits relating to executive share-based compensation, and state law changes.

Note 13. Defined Contribution Retirement Plan
VIZIO maintains a 401(k) defined contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides for solely discretionary matching contributions on the employee deferred amounts. The Company recognized estimated discretionary matching contributions of $438 and $200 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $875 and $400 for the six months ended June 30, 2021 and June 30, 2020, respectively. Discretionary amounts are approved annually in the fourth quarter of the year and generally paid during the first quarter of the following year.
Note 14. Accrued Royalties
VIZIO is engaged in, and in certain cases has settled, various claims and suits alleging the infringement of patents related to certain television technology that were initiated by television manufacturers and other nonmanufacturers. In connection with the disposition of some of these claims and suits, the Company has entered into, or may enter into, license arrangements, which may include royalty payments to be made for historical and/or prospective sales of the Company’s products. Certain of these settlements have included cross-licenses, covenants not to sue, and litigation holds.
In connection with these existing license agreements as well as existing or potential settlement arrangements, the Company recorded an aggregate accrual of $66,017 and $81,143 for all historical product sales as of June 30, 2021 and December 31, 2020, respectively. To the extent that VIZIO is indemnified under its product supply agreements with its manufacturers, the Company has offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, VIZIO has been contractually indemnified and reimbursed by its manufacturers for most intellectual property royalty obligations and commitments. The Company will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, VIZIO has the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
A summary of future commitments on royalty obligations as of June 30, 2021 is as follows:

2021 (six months)	$3,713
2022	10,415
2023	6,752
2024	5,200
2025 and thereafter	3,450
Total	$29,530
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $37,389 and $49,643 has been recorded as of June 30, 2021 and December 31, 2020, respectively, as part of accrued royalties. Any patent infringement lawsuit in which VIZIO is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
In certain instances, the Company administers refundable deposits on behalf of its manufacturers for asserted intellectual property infringement claims and related active litigation in accordance with the terms of the supply agreements. The use of the refundable deposits is limited to the resolution or settlement of these claims and active cases. Management reviews the nature of these claims and active cases with the manufacturers on a periodic basis. The deposit amounts received and recorded are determined and adjusted quarterly based on mutual consent of both parties and using all available information at that time. In the event of an unfavorable resolution or settlement that exceeds the amount recorded as a refundable deposit, the excess shall be paid by VIZIO and then reimbursed by the manufacturer in accordance with the contractual indemnification provisions in the product supply agreement. Refundable deposits of $28,628 and $31,500 have been recorded as of June 30, 2021 and December 31, 2020, respectively, which are presented within accrued royalties in the condensed consolidated balance sheets.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 15. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2026. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in thousands, except lease term and discount rate):

		As of
	Classification	June 30, 2021	December 31, 2020
Assets:
Right-of-use assets	Other assets	$6,675	$7,993

Liabilities:
Current portion of lease liabilities	Other current liabilities	$2,606	$2,856
Long term portion of lease liabilities	Other long-term liabilities	$4,069	$5,137
Weighted-average remaining lease term (years)		3.4	3.7
Weighted-average discount rate		3.4%	3.4%
Operating lease costs were $971 and $893 for the three months ended June 30, 2021 and June 30, 2020, respectively. Operating lease costs were $1,891 and $1,865 for the six months ended June 30, 2021 and June 30, 2020, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2021.

2021 (six months)	$1,469
2022	2,021
2023	1,333
2024	943
2025	741
2026 and Thereafter	594
Total minimum lease payments	7,101
Less imputed interest	(426)
Total lease liabilities	$6,675
Note 16. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of June 30, 2021, no liabilities were recorded related to this supply commitment.
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
Any indebtedness under this credit agreement bears interest at a variable rate based either on LIBOR, the federal funds rate, or the prime rate. The credit agreement contains affirmative and negative covenants which, among other things, requires the

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Company to deliver to Bank of America, N.A. specified annual and monthly financial information. VIZIO repaid the Bank of America Facility on September 26, 2018.
On April 13, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with Bank of America N.A., to include among other things, (i) an update to provide for use of a LIBOR successor rate, (ii) to amend the definition of Availability Reserve and Borrowing Base, and (iii) an extension of the termination date to April 13, 2024. In connection with the Second Amendment, the Company paid a fee of $75 in the second quarter.
Unused fees related to this line of credit were $48 and $47 for the three months ended June 30, 2021 and June 30, 2020, respectively. Unused fees related to this line of credit were $95 and $95 for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, there was no balance due on the credit facility and the Company was in compliance with all required financial covenants as of June 30, 2021.
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
Financial and operating results for the three months ended June 30, 2021 as compared to the corresponding period of last year included:
•Net revenue of $401.2 million, up 2%
•Platform+ net revenue of $65.5 million, up 146%
•Gross profit of $79.5 million, up 37%
•Net loss of $14.0 million versus net income of $17.3 million
•Adjusted EBITDA of $26.5 million, up 7%
•SmartCast Active Accounts of 14.0 million, up 43%
•SmartCast Hours of 3.5 billion, up 22%
•Average Revenue Per User (“ARPU”) of $16.76, up 90%

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
We monetize these capabilities through:
•Advertising
•AVOD: Ad inventory on services such as WatchFree and certain third-party AVOD services. In exchange for distributing their content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers
•Home screen: Ad placements on our SmartCast home screen by streaming services, studios and other consumer brands
•Partner marketing: Branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos
•Data licensing
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
Operational metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our revenue currently, and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended June 30, 2021 we shipped 1.1 million Smart TVs, a 31% year-over-year decrease. We expect Smart TV shipments will fluctuate from period to period in the future as consumer demand fluctuates.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At June 30, 2021, SmartCast Active Accounts were 14.0 million, representing a 43% year-over-year increase. This metric excludes approximately 4.8 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over the long-term.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the three months ended June 30, 2021 was 7.2 billion hours, representing a 22% year-over-year increase.

SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the three months ended June 30, 2021 was 3.5 billion hours, representing a 22% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at June 30, 2021 was $16.76, representing a 90% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended June 30, 2021 to the three months ended June 30, 2020 (in millions, except ARPU):

	Three Months Ended June 30,
	2021	2020
Smart TV Shipments	1.1	1.6
SmartCast Active Accounts (as of)	14.0	9.8
Total VIZIO Hours	7,151	5,870
SmartCast Hours	3,505	2,874
SmartCast ARPU	$16.76	$8.82
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
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold in a given period. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. For the three months ended June 30, 2021, our Device gross profit decreased 20% year-over-year.
Platform+ gross profit
We define Platform+ gross profit as Platform+ net revenue less Platform+ cost of goods sold in a given period. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. For the three months ended June 30, 2021, our Platform+ gross profit increased 167% year-over-year.
Adjusted EBITDA
We define Adjusted EBITDA, a non-GAAP financial metric, as total net income before interest income (expense), net, other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage. For the three months ended June 30, 2021, our net income decreased 181% year-over-year to a net loss of $14.0 million, and Adjusted EBITDA increased 7% year-over-year, primarily driven by the impact of share-based compensation costs recognized for the three month period ended June 30, 2021. While we believe that this non-GAAP financial metric is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.
Non-GAAP financial measure
We use Adjusted EBITDA in conjunction with net income as part of our overall assessment of our operating performance and the management of our working capital needs. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish Adjusted EBITDA or similar metrics. Furthermore, Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations that are necessary to run our business. Thus, Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, including net income.
We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to net income. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income.
The following table provides a reconciliation of net income to Adjusted EBITDA (unaudited, in thousands):

	Three Months Ended June 30,
	2021	2020
Net (loss) income	$(14,003)	$17,321
Adjusted to exclude the following:
Interest income	(57)	(79)
Other expense (income), net	(35)	(45)
Provision for income taxes	5,256	5,567
Depreciation and amortization	654	584
Share-based compensation	34,641	1,340
Adjusted EBITDA	$26,456	$24,688
Impact of COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year progressed. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

COVID-19 resulted in a net positive impact on consumer demand for our products in 2020 and during the six months ended June 30, 2021, due, in part, to government-mandated precautionary measures largely still in place. The increased amount of time people spent at home, and partially aided by stimulus check disbursements, led many people to upgrade their televisions, which benefited our business. Overall, while the pandemic thus far has had a positive impact on our total shipments, we expect that demand in future periods may be adversely impacted due to consumers having accelerated purchasing decisions and due to impacts of the COVID-19 pandemic on disposable income. In addition, given increased demand for our devices during the three months ended June 30, 2021, we did not discount our products at the same level as prior periods. This led to temporarily higher gross profit, which we expect to normalize in the future as our pricing and expenses reflect more historical trends.

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
•With respect to our relationships with retailers, our ability to anticipate and quickly respond to consumer preferences has influenced retailers’ willingness to market and promote our products over those of our competitors. Historically, we have cultivated strong relationships with our retailers, including Amazon, Best Buy, Costco, Sam’s Club, Target and Walmart. According to gap intelligence, as of December 31, 2020, VIZIO held the #1 or #2 HDTV shelf share at many major consumer electronics retailers such as Sam’s Club, Target and Walmart.
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
Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations
The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net revenue:
Device	$335,644	$366,886	$789,104	$675,741
Platform+	65,513	26,577	117,709	50,263
Total net revenue	401,157	393,463	906,813	726,004
Cost of goods sold:
Device	303,582	326,708	708,821	603,065
Platform+	18,035	8,781	31,788	17,237
Total cost of goods sold	321,617	335,489	740,609	620,302
Gross profit:
Device	32,062	40,178	80,283	72,676
Platform+	47,478	17,796	85,921	33,026
Total gross profit	79,540	57,974	166,204	105,702
Operating expenses:
Selling, general and administrative	77,739	29,799	145,589	59,915
Marketing	9,986	4,827	14,390	11,075
Depreciation and amortization	654	584	1,267	1,245
Total operating expenses	88,379	35,210	161,246	72,235
Income (loss) from operations	(8,839)	22,764	4,958	33,467
Interest income	57	79	138	426
Other income (expense), net	35	45	(154)	391
Total non-operating income (expense)	92	124	(16)	817
Income (loss) before income taxes	(8,747)	22,888	4,942	34,284
Provision for income taxes	5,256	5,567	15,600	7,676
Net (loss) income	$(14,003)	$17,321	$(10,658)	$26,608

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Device	84%	93%	87%	93%
Platform+	16%	7%	13%	7%
Total net revenue	100%	100%	100%	100%
Cost of goods sold:				—%
Device	76%	83%	78%	83%
Platform+	4%	2%	4%	2%
Total cost of goods sold	80%	85%	82%	85%
Gross profit
Device	8%	10%	9%	10%
Platform+	12%	5%	9%	5%
Total gross profit	20%	15%	18%	15%
Operating expenses:
Selling, general and administrative	19%	8%	16%	8%
Marketing	2%	1%	2%	2%
Depreciation and amortization	0%	0%	0%	0%
Total operating expenses	22%	9%	18%	10%
Income from operations	(2)%	6%	1%	5%
Interest income	0%	0%	0%	0%
Other (expense) income, net	0%	0%	0%	0%
Total non-operating income	0%	0%	0%	0%
Income before income taxes	(2)%	6%	1%	5%
Provision for income taxes	1%	1%	2%	1%
Net income	(3)%	4%	(1)%	4%

Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020
Net revenue

	Three Months Ended June 30,		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Net revenue
Device	$335,644	$366,886	$(31,242)	(9)%	$789,104	$675,741	$113,363	17%
Platform+	65,513	26,577	38,936	146%	117,709	50,263	67,446	134%
Total net revenue	$401,157	$393,463	$7,694	2%	$906,813	$726,004	$180,809	25%
Device
Device net revenue decreased $31.2 million, or 9%, to $335.6 million for the three months ended June 30, 2021 as compared to $366.9 million for the same period in 2020. The decrease in Device net revenue was primarily due to a 17% decrease in total device units shipped partially offset by a 10% increase in our total Device average unit price. Shipments of Smart TVs decreased while sound bars increased during the three months ended June 30, 2021 as compared to the same period in 2020. Average unit price increased from both Smart TVs and sound bars during the three months ended June 30, 2021 as compared to the same period in 2020.
Device net revenue increased $113.4 million, or 17%, to $789.1 million for the six months ended June 30, 2021 as compared to $675.7 million for the same period in 2020. The increase in Device net revenue was primarily due to a 10% increase in total device units shipped and a 7% increase in our total Device average unit price. Shipments of Smart TVs decreased while sound bar shipments increased during the six months ended June 30, 2021 as compared to the same period in 2020. Average unit price increased from both Smart TVs and sound bars during the six months ended June 30, 2021 as compared to the same period in 2020.
Platform+
Platform+ net revenue increased $38.9 million, or 146%, to $65.5 million for the three months ended June 30, 2021 from $26.6 million for the same period in 2020. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $38.6 million or 441% from $8.8 million during the three months ended June 30, 2020.
Platform+ net revenue increased $67.4 million, or 134%, to $117.7 million for the six months ended June 30, 2021 from $50.3 million for the same period in 2020. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $67.5 million or 450% from $15.0 million during the six months ended June 30, 2020.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended June 30,		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Cost of goods sold
Device	$303,582	$326,708	$(23,126)	(7)%	$708,821	$603,065	$105,756	18%
Platform+	18,035	8,781	9,254	105%	31,788	17,237	14,551	84%
Total cost of goods sold	$321,617	$335,489	$(13,872)	(4)%	$740,609	$620,302	$120,307	19%
Gross profit
Device	$32,062	$40,178	$(8,116)	(20)%	$80,283	$72,676	$7,607	10%
Platform+	47,478	17,796	29,682	167%	85,921	33,026	52,895	160%
Total gross profit	$79,540	$57,974	$21,566	37%	$166,204	$105,702	$60,502	57%

Device gross margin	9.6%	11.0%			10.2%	10.8%
Platform+ gross margin	72.5%	67.0%			73.0%	65.7%
Total gross margin	19.8%	14.7%			18.3%	14.6%
Device
Device cost of goods sold decreased $23.1 million, or 7%, to $303.6 million for the three months ended June 30, 2021 from $326.7 million for the same period in 2020. Device gross margin decreased to 9.6% for the three months ended June 30, 2021 as compared to 11.0% for the same period in 2020, as lower Smart TV margins were partially offset by higher margins on sound bars.
Device cost of goods sold increased $105.8 million, or 18%, to $708.8 million for the six months ended June 30, 2021 from $603.1 million for the same period in 2020. Device gross margin decreased to 10.2% for the six months ended June 30, 2021 as compared to 10.8% for the same period in 2020, as lower Smart TV margins were partially offset by higher margins on sound bars.
Platform+
Platform+ cost of goods sold increased $9.3 million, or 105%, to $18.0 million for the three months ended June 30, 2021 from $8.8 million for the same period in 2020. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, engineering costs and third party cloud services. Platform+ gross margin increased to 72.5% for the three months ended June 30, 2021 from 67.0% for the same period in 2020 primarily due to growth in advertising revenue.
Platform+ cost of goods sold increased $14.6 million, or 84% for the six months ended June 30, 2021 from $17.2 million for the same period in 2020. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, engineering costs and third party cloud services. Platform+ gross margin increased to 73.0% for the six months ended June 30, 2021 from 65.7% for the same period in 2020 primarily due to growth in advertising revenue.
Operating expenses

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Selling, general and administrative	$77,739	$29,799	$47,940	161%	$145,589	$59,915	$85,674	143%
Marketing	9,986	4,827	5,159	107%	14,390	11,075	3,315	30%
Depreciation and amortization	654	584	70	12%	1,267	1,245	22	2%
Total operating expenses	$88,379	$35,210	$53,169	151%	$161,246	$72,235	$89,011	123%

Selling, general and administrative expenses increased $47.9 million, or 161%, to $77.7 million for the three months ended June 30, 2021 from $29.8 million for the same period in 2020. The increase in selling, general and administrative expenses was primarily due to an increase of share-based compensation expense and an increase in personnel and research and development costs as we grow our Platform+ business.
Selling, general and administrative expenses increased $85.7 million, or 143%, to $145.6 million for the six months ended June 30, 2021 from $59.9 million for the same period in 2020. The increase in selling, general and administrative expenses was primarily due to an increase of share-based compensation expense and an increase in personnel and research and development costs as we grow our Platform+ business.
Marketing expenses increased $5.2 million, or 107%, to $10.0 million for the three months ended June 30, 2021 compared to $4.8 million for the same period in 2020 primarily due to higher merchandising and creative materials costs.
Marketing expenses increased $3.3 million, or 30%, to $14.4 million for the six months ended June 30, 2021 compared to $11.1 million for the same period in 2020 primarily due to higher merchandising and creative materials costs.
Depreciation and amortization expenses increased $0.1 million, or 12% , to $0.7 million for the three months ended June 30, 2021 compared to $0.6 million for the same period in 2020, and were generally consistent for the six months ended June 30, 2021 and 2020.
Non-operating income

	Three Months Ended June 30,		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Interest income	$57	$79	$(22)	(28)%	$138	$426	$(288)	(68)
Other income (expense)	35	45	(10)	(22)%	(154)	391	(545)	(139)
Non-operating (expense) income	$92	$124	$(32)	(26)%	$(16)	$817	$(833)	(102)
Interest income for the three months ended June 30, 2021 and June 30, 2020 was $0.1 million, respectively. Interest income decreased $0.3 million or 68%, to $0.1 million for the six months ended June 30, 2021 from $0.4 million for the same period in 2020.
Other income (expense), for the three months ended June 30, 2021 was consistent with the same period in 2020. Other income (expense), was $(0.2) million for the six months ended June 30, 2021, a decrease of $0.5 million, or 139% as compared to the same period in 2020, primarily related to the re-measurement of monetary assets and liabilities between the U.S. dollar and foreign currencies.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Provision for income taxes	$5,256	$5,567	$(311)	(6)%	$15,600	$7,676	$7,924	103
Effective tax rate	(60)%	24%			316%	22%
Provision for income taxes decreased $0.3 million to $5.3 million for the three months ended June 30, 2021 from $5.6 for the same period in 2020. Our effective tax rate for the three months ended June 30, 2021 was (60)% compared to 24% for the same period in 2020.
Provision for income taxes increased $7.9 million to $15.6 million for the six months ended June 30, 2021 from $7.7 for the same period in 2020. Our effective tax rate for the six months ended June 30, 2021 was 316% compared to 22% for the same period in 2020. The tax provision for the six months ended June 30, 2021 includes a net income tax expense of $1.5 million for discrete items including the deferred tax asset adjustment for share-based compensation expense related to executive share-based compensation, as well as state law changes.

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
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $365.4 million and $207.7 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions, including the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
On April 13, 2021, we entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with Bank of America N.A., to include among other things, (i) an update to provide for use of a LIBOR successor rate, (ii) to amend the definition of Availability Reserve and Borrowing Base, and (iii) to extend the termination date to April 13, 2024. In connection with the Second Amendment, we paid a fee of $75,000 in the second quarter of 2021.
As of June 30, 2021 and December 31, 2020, we did not have any amounts outstanding under this line of credit. Further, we were in compliance with all required financial covenants as of June 30, 2021 and December 31, 2020, respectively.
The following table sets forth the major components of our unaudited condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$50,993	$(8,332)
Net cash used in investing activities	(3,019)	(529)
Net cash provided by financing activities	110,680	163
Effect of exchange rate changes on cash and cash equivalents	(1,002)	412
Net increase (decrease) in cash and cash equivalents	$157,652	$(8,286)
Cash flows from operating activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation expense and other non-cash related items as well as the effect of changes in working capital and other activities.

For the six months ended June 30, 2021, net cash provided by operating activities was $51.0 million, consisting of net loss of $10.7 million adjusted for non-cash expenses of $63.8 million. Changes in operating assets and liabilities represented a $2.2 million use of cash, primarily driven by changes in working capital, including decrease in accounts receivable offset by an increase in other current assets, decreases in accounts payable due to related parties, accounts payable and accrued expenses. For the six months ended June 30, 2020, net cash used in operating activities was $8.3 million, consisting of net income of $26.6 million adjusted for non-cash expenses of $4.0 million. Changes in operating assets and liabilities represented a $38.9 million use of cash, primarily driven by changes in working capital, including a decrease in accounts payable and accounts payable due to related parties partially offset by a decrease in accounts receivable.
Cash flows from investing activities
For the six months ended June 30, 2021, our net cash used in investing activities was $3.0 million and $0.5 million, respectively. In each of these periods, our primary investing activities consisted of the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $110.7 million for the six months ended June 30, 2021 primarily due to the net proceeds of approximately $145.4 million from our IPO and $1.3 million from the exercise of stock options, offset by cash payments of $35.4 million for tax payments related to employee stock based awards withheld upon vesting and of $0.6 million for accumulated dividends on our Series A convertible preferred stock. For the six months ended June 30, 2020, our net cash provided by financing activities was $0.2 million and primarily due to proceeds from the exercise of stock options.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2021.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Royalty obligations(1)	$29,530	$11,520	$14,560	$3,450	$—
Operating leases (2)	7,101	2,654	2,734	1,416	297
Total contractual obligations	$36,631	$14,174	$17,294	$4,866	$297
___________________________
(1) We are engaged in, and in certain cases have settled, various claims and suits alleging the infringement of patents related to certain television technology that were initiated by television manufacturers and other nonmanufacturers. In connection with the disposition of some of these claims and suits, we have entered into, or may enter into, license arrangements, which may include royalty payments to be made for historical and/or prospective sales of our products. Certain of these settlements have included cross licenses, covenants not to sue, and litigation holds. In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $66.0 million and $81.1 million for all historical product sales as of June 30, 2021 and December 31, 2020, respectively. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
(2) The amounts represent the contractual future annual minimum lease payments as of June 30, 2021. In certain cases, we have long-term operating leases that include options to renew that we anticipate exercising upon the expiration of the current term. These anticipated renewals are not included in the above schedule.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, net sales, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements—Description of Business and Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the three months ended June 30, 2021, except as described in “Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
There have been no material developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our condensed consolidated financial statements and footnote disclosures, from those disclosed in the audited consolidated financial statements included in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk” in the Prospectus. There have been no significant changes to our risks during the three months ended June 30, 2021.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
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
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 77% and 88% of our net revenue for the six months ended June 30, 2021 and June 30, 2020, respectively. A decline in the volume of sales, whether due to macroeconomic conditions, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than it would if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations, including our gross margin.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $65.5 million and $26.6 million for the six months ended June 30, 2021 and 2020, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name in new markets are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business and expansion into new markets. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses were $10.0 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
The success of our SmartCast operating system depends in part on its interoperability with the applications of content providers in order to provide the channels and content that consumers want. We have no control over the development priorities of these third-party content providers and cannot be assured they will design their applications for our platform. For example, HBOMax is not currently available as an application on our SmartCast operating system. If content providers do not develop or maintain applications for our SmartCast operating system, our business, financial condition and results of operations may be harmed.
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
The ongoing COVID-19 pandemic has impacted our business, and the related ongoing supply chain challenges and resurgences of COVID-19 or additional responsive measures thereto, may continue to impact our business.
Since the first quarter of 2020, the COVID-19 pandemic, the responsive measures that we and other parties have taken, and the resulting economic consequences have affected our business. We have experienced year-over-year growth in Device net revenue; however, we also have encountered supply chain disruptions as a result of an industry-wide increase in demand for televisions and other media entertainment devices, suppliers operating at limited capacity due to regional restrictions, shipping and logistical delays, and the temporary closing of certain retail locations. The pandemic has led to industry-wide supply chain challenges that have resulted in delayed product availability. These challenges included shipping and logistics challenges and significant limits on component supplies. These impacts on our supply chain have resulted in delayed product availability and in some cases required us to reallocate or deplete inventory. The supply chain challenges have adversely impacted, and may continue to adversely impact, our ability to meet our product demand, result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business, financial condition, and results of operations. Further, increased consumer demand has led to less promotion pricing and discounting for our devices, which in turn has increased our Device gross profit margin; however, we anticipate that such increased Device gross profit margin will decrease in future periods. Additionally, some of our retailers have had to close or severely limit access to their brick-and-mortar locations, resulting in reduced sales of our Smart TVs and sound bars in these locations. While the increase in demand for televisions seen in response to shelter-in-place orders and other precautionary COVID response measures benefited our business and results of operations in 2020, we expect that demand in future periods may be adversely impacted due to consumers having accelerated purchasing decisions. It is also possible that continued economic uncertainty related to the COVID-19 pandemic or reduced consumer purchasing power due to inflation may further reduce future sales.
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
The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governmental authorities and businesses to contain the virus or treat its impacts, and how quickly and to what extent economic and operating conditions normalize. While vaccines have begun to be administered in the United States, and the impact of COVID-19 may eventually be contained or mitigated, we cannot predict the timing or effectiveness of the vaccine roll-out globally, the timing of easing of preventative or mitigation measures or mandates, or any impact of a global vaccine roll-out on the global economy, our business or our suppliers. Even after the COVID-19 pandemic itself has subsided, we may continue to experience impacts to our business as a result of any global economic impact, including as a result of an ongoing recession. A prolonged economic downturn could also impact the overall financial condition of our media content providers, advertisers, retailers and services vendors all of whom we depend on in order to operate our business. As a result, the current level of uncertainty over the economic and operational impacts of the COVID-19 pandemic means the impact on our business cannot be reasonably estimated at this time.
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
We rely on others to operate complex computer systems that store and otherwise process sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information, which they are contractually required to maintain on a confidential basis. The information we collect through our Inscape data services does not include consumers’ names, addresses, phone numbers, social security numbers, credit card information or other contact information, but it does include device or other persistent identifiers, IP addresses, viewing behavior data and other personal information. We also maintain a separate database of personal information in connection with consumers who register our devices for warranty purposes or otherwise contact us, such as for consumer service assistance. More generally, in the ordinary course of our business, we collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information. It is critical that we work to maintain the confidentiality, integrity and availability of such information.
Like all services that connect with the internet, our Inscape data services, and our website, as well as our information technology systems and infrastructure and those of our third-party service providers, and our databases and data centers provided by third-party service providers have in the past and may in the future be subject to security breaches, intrusions, incidents, attacks, malware and ransomware attacks, social engineering attacks, phishing attempts, attempts to overload our servers with denial-of-service, employee and contractor theft and other malfeasance, unauthorized access by third parties or internal actors, or other attacks and disruptions, any of which could lead to interruptions, delays, or shutdowns of our services, or the inadvertent or unauthorized access, destruction, modification, acquisition, release, transfer, loss, disclosure or use of information about consumers or their devices or other sensitive, personal or confidential information. Attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states and others. Threats to and vulnerabilities in our computer systems and those of our service providers have resulted and may result from human error, fraud or malice on the part of our employees, third-party service providers and business partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we remain vulnerable to phishing and other types of attacks and breaches. In the past, employees have been victims of spearphishing and other phishing attacks, and we anticipate these attacks continuing, which may result in our employees and contractors being victims of these attacks in the future. The security risks we face have been heightened by an increase in our employees and service providers working remotely in response to the COVID-19 pandemic.
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
Further, a portion of our technology infrastructure is operated by third parties such as Amazon Web Services, among other providers, over which we have no direct control, and some of these third parties in turn subcontract with other third-party service providers. We are reliant in part on their security measures to protect our sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information, consumer data and other confidential information. Our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ information, including sensitive and personal information. Third parties that we work with have in the past experienced security incidents and phishing attacks and may have similar experiences in the future. If those third parties do not adequately protect our information, it could result in decreased revenue and our reputation and brand could suffer irreparable harm, causing consumers to reject our devices in the future, our data providers not to share data with us, or advertisers or other downstream users or licensees of our viewing behavior data not to do business with us. For example, we use third-party payment processors to collect payment information for purchases on our website and through our Smart TVs. If these third parties suffer a data breach involving our consumers’ payment card data, we may be subject to substantial penalties and related enforcement for failure to adhere to the technical or operational security requirements of the Payment Card Industry (PCI) Data Security Standard (DSS) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are uncertain as penalties may be imposed by entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with, and our third-party payment processors. Further, we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or security incident, including in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities, notifying affected individuals and providing them with identity-protection services, and litigating and resolving governmental investigations and other proceedings and legal claims and litigation, all of which could divert resources and the attention of our management and key personnel.
We incur significant costs to detect and prevent security breaches and other security-related incidents. Nevertheless, our efforts may not be successful. The inability to implement and maintain adequate safeguards may harm our business, financial condition and results of operations. For example, we do not yet have a formally documented data retention policy or business continuity/disaster recovery plan. If we are not able to detect and identify activity on our systems that might be nefarious in nature, determine the scope of or contain the nefarious activity, or design processes or systems to reduce the impact of similar activity at a third-party provider, our business could suffer harm. In such cases, we could face exposure to legal claims, particularly if the retailer or consumer suffered actual harm. We cannot ensure that any limitations of liability provisions in our agreements with consumers or retailers, contracts with service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. In any event, an unauthorized disclosure of information or a breach of the security of our systems or data, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, may harm our reputation, brand, business, financial condition and results of operations.
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
Our business is heavily dependent upon highly complex data processing capability. Protection of our data centers and the third-party data centers at which we collect and maintain data against damage or interruption from fire, flood, earthquakes, tornadoes, cybersecurity attacks, ransomware, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, viruses, denial of service attacks, fraud or other disasters and events beyond our control is critical to our continued success. We also rely on bandwidth providers, internet service providers and mobile networks to deliver data to us from Smart TVs and the online content available through our Smart TVs is dependent on links to telecommunication providers. Any damage to, failure of, or outages of the systems of the data centers that we utilize or the systems of our third-party providers could result in interruptions to the availability or functionality of our Inscape data services or our SmartTVs. If for any reason our arrangements with our third-party providers, including providers of our third-party data centers, are terminated, we could experience additional expense in arranging for new technology, services and support. In addition, the failure of the data centers that we utilize or any third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our devices or impede our ability to scale our operations.
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
We are increasingly dependent on information systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-used software and technology infrastructure) and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
Our devices are complex and may contain defects, bugs, or vulnerabilities, or be subject to errors or failures, particularly when first introduced or when new models are released. Our devices have a one-, two- or three-year limited warranty against manufacturing defects and workmanship. While our warranty is limited to repairs and returns, warranty claims may result in significant costs and litigation, the occurrence of which may harm our business, financial condition and results of operations. If our devices contain defects or errors, we could experience decreased sales and increased device returns, and loss of our retailers, consumers and market share. If defects are not discovered until after retailers or consumers purchase our devices, our retailers and consumers could lose confidence in the quality of our devices and our reputation and brand may be harmed. If significant bugs or vulnerabilities are not discovered and patched in a timely manner, unauthorized parties could gain access to such devices. Any negative publicity related to the perceived quality of our devices could affect our brand image, decrease retailer and consumer demand, and may harm our business, financial condition and results of operations. In addition, although substantially all of our device warranty expenses are reimbursed by our manufacturers under our standard device supply agreements, if our manufacturers fail to honor these obligations, or if the indemnities in our device supply agreements are insufficient or do not cover our losses, we could incur significant service, warranty and insurance costs to correct any defects, warranty claims or other problems, including costs related to device recalls.
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

Furthermore, the global nature of our business creates various domestic and local regulatory challenges and subjects us to risks associated with our international operations. We are subject to the U.S. Foreign Corrupt Practices Act (the FCPA) and similar anti-bribery and anti-corruption laws in other jurisdictions in which we conduct activities, such as China. These laws generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments to government officials or others in the private sector for the purpose of influencing official actions, obtaining or retaining business, directing business to another, or securing an advantage.
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
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our four largest retailers, measured by net revenue, accounted for 74% and 79% of our Device net revenue for the six months ended June 30, 2021 and 2021, respectively. Moreover, Best Buy, Sam’s Club, Target and Walmart each accounted for more than 10% of our Device net revenue in the six months ended June 30, 2021. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
We do not typically enter into binding long-term contracts with our retailers. We generally sell our devices on the basis of purchase orders, and our retailers may cancel or defer orders with little or no notice and without significant or any penalties. Our ability to maintain close and satisfactory relationships with our retailers is important to the ongoing success and profitability of our business. If any of our significant retailers reduces, delays, or cancels its orders, or the financial condition of our key retailers deteriorates, our business may be seriously harmed. In addition, our retailers may become competitors. For example, one of our significant retailers, Walmart, has recently introduced its own brand of televisions, Onn, and may choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. If we were to lose one of our major retailers, or if a major retailer were to significantly reduce its volume of business with us or provide more or better shelf space to devices of our competitors, our Device net revenue and Device gross profit could be materially reduced, which could have a significant adverse impact on our business, financial condition and results of operations.
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

We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (ODMs). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our three largest manufacturers accounted for 82% of our inventory purchases for the six months ended June, 2021 respectively.
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
We rely on our manufacturers to procure components of our devices, particularly LCD panels and chipsets. There are a limited number of suppliers of LCD and OLED panels and chipsets, and we do not expect the number of suppliers to meaningfully increase. For instance, as of June 30, 2021, LG Display Co., Ltd. was the only significant OLED panel manufacturer. Although Samsung Display Co., Ltd. has announced its intention to introduce an OLED panel in 2021, it is unlikely that the number of OLED suppliers will significantly increase in the future. In addition, some of our manufacturers’ suppliers are affiliates of certain of our competitors, which creates the risk that these suppliers may favor their affiliated companies over us or our manufacturers in allocating or pricing supplies, or may refuse to supply to our manufacturers at acceptable prices, or at all, components for use in our devices. We run the risk that these or other suppliers may choose to withhold LCD and OLED panels from our manufacturers, and they may not cooperate with us (or our manufacturers), for competitive reasons in the future.
If component shortages or delays continue to occur, the price of certain components may increase, and we may be exposed to quality issues or the components may not be available at all. As a result, we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our retailers. If we, or our manufacturers, cannot adequately address supply issues, we might have to re-design some devices, which could result in further costs and delays.
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
To ensure adequate inventory supply and meet the demands of our retailers, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular devices. Our ability to accurately forecast demand for our devices could be affected by a multitude of factors, including the timing of device introductions by competitors, unanticipated changes in general market demand (which we experienced earlier this year as a result of the COVID-19 pandemic), macroeconomic conditions or consumer confidence. We provide our manufacturers with a rolling forecast of demand, which they use to determine material and component requirements. Lead times for ordering materials and components, especially key components such as LCD and OLED panels, vary significantly and depend on various factors, such as the specific component manufacturer, contract terms and demand and supply for a component at any given time. We rely on our manufacturers and their suppliers to manage these lead times. If our forecasts are less than our actual requirements, our manufacturers and their suppliers may be unable to manufacture our devices or their components in sufficient quantity or in a timely manner, and we may be unable to meet retailer demand for our devices, or may be required to incur higher costs to secure the necessary production capacity and components. We experienced each of these effects in 2020, due to an unexpected increase in consumer demand due to the COVID-19 pandemic. We could also overestimate future sales of our devices and risk causing our manufacturers to carry excess device and component inventory, which could result in our providing increased price protection or other sales incentives, which may harm our Device net revenue and Device gross profit. The cost of the components used in our devices also tends to drop rapidly as volumes increase and technologies mature. Therefore, if our manufacturers or their suppliers are unable to promptly use the components purchased in anticipation of our forecasts, the cost of the devices we sell may be higher than our competitors due to an over-supply of higher priced components.
Furthermore, a failure to deliver sufficient quantities of devices to meet the demands of our retailers may cause us to lose retailers. At certain times in the past, including in 2020 and the first six months of 2021, we have been unable to supply the number of Smart TVs demanded by certain of our retailers. If this were to occur more frequently, our relationship with these retailers may be materially affected, and they may decide to seek other sources of supply or cease doing business with us altogether.
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
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, as a result of the COVID-19 pandemic, there has been an increase in logistics costs and delays in the performance of our logistics providers. Such failure by our logistics providers to perform as expected may harm our business, financial condition and results of operations.
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
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the year ended December 31, 2020 or the six months ended June 30, 2021, and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.
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
For example, the European Union (EU) General Data Protection Regulation (GDPR) imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects. Numerous legislative proposals also are pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data privacy and protection that could affect us, including Bill C-11 (the Digital Charter Implementation Act) introduced by the Canadian government in November 2020. We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and security in the United States and other jurisdictions in which we operate.
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California has adopted the California Consumer Privacy Act (CCPA), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required, and may in the future require, us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (CPRA), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply prior to the 2023 effective date. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) and on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), both of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA and CPA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective on January 1, 2023 and July 1, 2023 respectively. The CDPA, CPA, and any other state or federal legislation that is passed could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) that require us to diligence, disclose and report whether or not our devices contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals not determined to be conflict-free or if we are unable to alter our devices, processes or sources of supply to avoid such materials.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Additionally, the Biden administration has proposed to increase the U.S. corporate income tax rate to 28% from 21%, increase the U.S. taxation of our international business operations and impose a global minimum tax. As we expand the scale of our business activities, any changes in U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, public performance royalties or other claims based on the nature and content of materials that we distribute. The Digital Millennium Copyright Act (DMCA) is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to, user content that include materials that infringe copyrights or other rights of others. We rely on the protections provided by the DMCA in conducting our business, and may be adversely impacted by future legislation and future judicial decisions altering these safe harbors or if international jurisdictions refuse to apply similar protections. If we become liable for these types of claims as a result of the content that is streamed through our technology, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our business, financial condition and results of operations. We cannot assure that we are insured or indemnified to cover claims of these types or liability that may be imposed on us.
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
From time to time, companies that incorporate open source software into their devices have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Additionally, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide the open source software subject to those licenses. Accordingly, we could be subject to suits and liability for copyright infringement claims and breach of contract by parties claiming ownership of, or demanding release of, what we believe to be open source software or noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur, or could be claimed to have occurred, and we may be required to release our proprietary source code, pay damages for breach of contract, purchase a costly license, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which may harm our business, financial condition and results of operations. This reengineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of those open source licenses, we could be required to incur legal expenses in defending against such allegations, and if our defenses were not successful we could be enjoined from distribution of the devices that contained the open source software and required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our devices, which could disrupt our distribution and sale of some of our devices, or help third parties, including our competitors, develop products and services that are similar to or better than ours, any of which may harm our business, financial condition and results of operations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. William Wang, our Founder, Chairman and Chief Executive Officer and his affiliates hold all of the issued and outstanding shares of our Class B common stock. In addition, Mr. Wang has entered into voting agreements whereby he maintains voting control over the shares of Class B common stock held by his affiliates.
The shares beneficially owned by Mr. Wang (including shares over which he has voting control) represent a majority of the voting power of all our shares. As a result, for the foreseeable future, Mr. Wang will be able to control matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major transaction requiring stockholder approval. Mr. Wang may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The trading price of our Class A common stock has been volatile, and you could lose all or part of your investment.

The trading price of our Class A common stock has been volatile and could fluctuate significantly in response to a number of factors, most of which we cannot predict or control and which could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. In connection with our IPO, our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock entered into lock-up agreements with the underwriters under which they agreed, subject to specific exceptions and the early release scenario described below, not to sell any of our stock until August 19, 2021. We refer to such period as the IPO lock-up period.

The IPO lock-up agreements expire for 25% of each holder’s shares of common stock and securities convertible into or exchangeable for common stock (except with respect to Mr. Wang and his affiliated entities, for whom the lock-up agreements will instead expire for 15% of such holders’ securities) subject to the IPO lock-up agreement if certain price-based conditions are met. Such conditions were achieved on July 21, 2021; however, in accordance with the terms of the lock-up agreements, the partial early expiration of the IPO lock-up has been delayed until immediately prior to the opening of trading on the fourth trading day following the first date that (i) we are no longer in a blackout period under our insider trading policy and (ii) the closing price is at least greater than $21.00 per share.
On August 19, 2021, all remaining shares of our Class A common stock (including shares of Class A common stock issuable upon the conversion of shares of Class B common stock) will be released from the IPO lock-up agreements and subject to the lockup agreements entered into in connection with this offering described below, will become eligible for sale in the public market. In addition, the underwriter representatives may, in their discretion, release all or some portion of the shares subject to the IPO lock-up agreements prior to the expiration of the IPO lock-up period.
Sales of a substantial number of such shares upon expiration of lock-up agreements, or the perception that such sales may occur, or early release of shares under the lock-up agreements, could cause our share price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
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
As a controlled company, we are not subject to these compensation committee independence requirements.
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
We are exposed to increased regulatory oversight and incur increased costs as a result of being a public company.
As a public company, we are required to satisfy the listing requirements and rules of the New York Stock Exchange and incur significant legal, accounting and other expenses that we did not incur as a private company. We will also incur costs associated with public company reporting requirements and corporate governance requirements, including additional directors’ and officers’ liability insurance and requirements under the Sarbanes-Oxley Act of 2002 (the “SOX Act”) as well as rules implemented by the SEC and the New York Stock Exchange. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, and have made, and will continue to make, certain activities more time consuming and costly. Further, we have incurred costs in connection with hiring additional legal, accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. Any of these expenses may harm our business, financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

Not applicable.

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

VIZIO Holding Corp.

Date: August 4, 2021	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)