Form 10-Q
period 2021-09-30
Vizio Holding Corp.
filed 2021-11-10
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of October 31, 2021, the registrant had 110,813,782 shares of Class A common stock outstanding and 76,814,638 shares of Class B common stock outstanding.

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except per share amounts)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$375,936	$207,728
Accounts receivable, net	356,765	405,609
Other receivables due from related parties	1,117	978
Inventories	23,683	10,545
Income tax receivable	14,092	1,315
Other current assets	82,047	55,460
Total current assets	853,640	681,635
Property, equipment and software, net	10,009	7,929
Goodwill, net	44,788	44,788
Intangible assets, net	45	131
Deferred income taxes	25,355	26,652
Other assets	12,782	13,847
Total assets	$946,619	$774,982
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$266,410	$209,362
Accounts payable	129,331	166,805
Accrued expenses	163,303	154,959
Accrued royalties	65,970	81,143
Other current liabilities	4,706	5,272
Total current liabilities	629,720	617,541
Other long-term liabilities	7,268	8,210
Total liabilities	636,988	625,751
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Series A Convertible Preferred stock, $0.0001 par value; 0 and 250 shares authorized and 0 and 135 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	2,565
Common stock, $0.0001 par value; 1,000,000 and 675,000 Class A shares authorized, 112,743 and 150,831 Class A shares issued, and 110,496 and 150,831 Class A shares outstanding as of September 30, 2021 and December 31, 2020, respectively; 200,000 and 0 Class B shares authorized, 76,815 and 0 Class B shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; 150,000 and 0 Class C shares authorized, 0 Class C shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	19	15
Additional paid-in capital	292,016	98,885
Accumulated other comprehensive income	(43)	873
Retained earnings	17,639	46,893
Total stockholders’ equity	309,631	149,231
Total liabilities and stockholders' equity	$946,619	$774,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Device	$502,457	$545,511	$1,291,560	$1,221,252
Platform+	85,859	36,673	203,569	86,935
Total net revenue	588,316	582,184	1,495,129	1,308,187
Cost of goods sold:
Device	476,880	487,289	1,185,701	1,090,354
Platform+	28,551	6,109	60,339	23,346
Total cost of goods sold	505,431	493,398	1,246,040	1,113,700
Gross profit:
Device	25,577	58,222	105,859	130,898
Platform+	57,308	30,564	143,230	63,589
Total gross profit	82,885	88,786	249,089	194,487
Operating expenses:
Selling, general and administrative	88,683	37,371	234,274	97,286
Marketing	8,068	5,527	22,457	16,602
Depreciation and amortization	705	496	1,972	1,740
Total operating expenses	97,456	43,394	258,703	115,628
Income (loss) from operations	(14,571)	45,392	(9,614)	78,859
Interest income (expense)	89	(361)	227	66
Other income (expense), net	(24)	118	(178)	509
Total non-operating income (expense)	65	(243)	49	575
Income (loss) before income taxes	(14,506)	45,149	(9,565)	79,434
Provision for income taxes	4,060	10,095	19,660	17,772
Net (loss) income	$(18,566)	$35,054	$(29,225)	$61,662

Net (loss) income attributable to Class A and Class B stockholders:
Basic	$(0.10)	$0.19	$(0.17)	$0.33
Diluted	$(0.10)	$0.19	$(0.17)	$0.33
Weighted-average Class A and Class B common shares outstanding:
Basic	182,820	144,417	171,077	144,367
Diluted	182,820	147,093	171,077	147,064
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other comprehensive income
Net (loss) income	$(18,566)	$35,054	$(29,225)	$61,662
Foreign currency translation adjustments	101	299	(916)	710
Comprehensive (loss) income	$(18,465)	$35,353	$(30,141)	$62,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands)

	Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A, B, and C Shares	Amount
Balance at June 30, 2021	—	$—	184,915	$267,125	$(144)	$36,205	$303,186
Share-based compensation expense	—	—	—	37,030	—	—	37,030
Shares issued pursuant to incentive award plans	—	—	3,388	5,371	—	—	5,371
Shares withheld to cover withholding taxes for stock awards	—	—	(993)	(17,396)	—	—	(17,396)
Adjustment to IPO costs	—	—	—	(95)	—	—	(95)
Foreign currency translation	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	(18,566)	(18,566)
Balance at September 30, 2021	—	$—	187,310	$292,035	$(43)	$17,639	$309,631

Balance at December 31, 2020	135	$2,565	150,831	$98,900	$873	$46,893	$149,231
Share-based compensation expense	—	—	—	97,510	—	—	97,510
Shares issued pursuant to incentive award plans	—	—	6,029	6,670	—	—	6,670
Accretion of preferred stock dividends	—	29	—	—	—	(29)	—
Payment of accumulated preferred stock dividends		(594)	—	—	—	—	(594)
Conversion of Series A preferred stock upon IPO	(135)	(2,000)	30,316	2,000	—	—	—
Sale of common stock in IPO, net of $13,700 of underwriting fees and other offering costs	—	—	7,560	144,924	—	—	144,924
Forfeiture of RSA awards upon IPO	—	—	(4,995)	—	—	—	—
Shares withheld to cover withholding taxes for stock awards			(2,431)	(57,969)	—	—	(57,969)
Foreign currency translation	—	—	—	—	(916)	—	(916)
Net loss	—	—	—	—	—	(29,225)	(29,225)
Balance at September 30, 2021	—	$—	187,310	$292,035	$(43)	$17,639	$309,631
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Preferred Stock		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A, B, and C Shares	Amount
Balance at June 30, 2020	135	$2,445	150,597	$96,790	$564	$(28,854)	$70,945
Share-based compensation expense	—	—	—	1,339	—	—	1,339
Foreign currency translation, net of tax	—	—	—	—	299	—	299
Net income	—	—	—	—	—	35,054	35,054
Balance at September 30, 2020	135	$2,445	150,597	$98,129	$863	$6,200	$107,637

Balance at December 31, 2019	135	$2,445	150,597	$93,948	$153	$(55,462)	$41,084
Share-based compensation expense	—	—	—	4,018	—	—	4,018
Shares issued pursuant to incentive award plans	—	—	—	163	—	—	163
Foreign currency translation, net of tax	—	—	—	—	710	—	710
Net income	—	—	—	—	—	61,662	61,662
Balance at September 30, 2020	135	$2,445	150,597	$98,129	$863	$6,200	$107,637
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(29,225)	$61,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,972	1,740
Deferred income taxes	1,297	—
Share-based compensation expense	97,946	4,018
Allowance for doubtful accounts	159	2,248
Changes in operating assets and liabilities:
Accounts receivable	48,682	26,574
Other receivables due from related parties	(138)	4,403
Inventories	(13,134)	(11,842)
Income taxes receivable	(12,785)	778
Other current assets	(27,015)	(15,421)
Other assets	1,315	(2,732)
Accounts payable due to related parties	57,047	(18,646)
Accounts payable	(37,334)	(1,667)
Accrued expenses	3,627	(15,193)
Accrued royalties	(15,173)	5,823
Income taxes payable	—	3,591
Other current liabilities	(567)	879
Other long-term liabilities	(942)	1,815
Net cash provided by operating activities	$75,732	$48,030
Cash flows from investing activities:
Purchase of property and equipment	(3,579)	(768)
Investment in third party	(249)	—
Net cash used in investing activities	$(3,828)	$(768)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,670	163
Payment of dividends on Series A convertible preferred stock	(594)	—
Proceeds from IPO, net of $10,700 in direct offering costs	148,044	—
Payments of other offering costs	(2,850)	—
Withholding taxes paid on behalf of employees on net settled stock-based awards	(53,928)	—
Net cash provided by financing activities	$97,342	$163
Effects of exchange rate changes on cash and cash equivalents	(1,038)	710
Net increase in cash and cash equivalents	$168,208	$48,135
Cash and cash equivalents at beginning of period	$207,728	$176,579
Cash and cash equivalents at end of period	$375,936	$224,714
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$29,722	$13,499
Cash paid for interest	$156	$140
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,318
Cash paid for amounts included in the measurement of operating lease liabilities	$731	$663
Withholding taxes not yet paid for net settled stock awards	$4,042	$—
IPO costs not yet paid	$270	$—
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
The Company’s devices include high-performance Smart televisions (“Smart TVs”), sound bars, and accessories. These products are sold to retailers and through online channels throughout the United States. Additionally, in 2020 VIZIO launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence and services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree+, as well as VIZIO Free Channels. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
VIZIO purchases all of its products from manufacturers based in Asia. Since inception, the Company had purchased a portion of its televisions from one manufacturer who holds a noncontrolling interest in the Company through its ownership of voting common stock, however, in 2021 the Company did not make any material purchases. Since 2012, VIZIO has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
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

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Initial Public Offering
On March 29, 2021, the Company closed its initial public offering (“IPO”) of 12,250,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company issued and sold 7,560,000 shares of Class A common stock, and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock. The Company received net proceeds of approximately $145.0 million after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of $3.1 million. On March 31, 2021, certain existing stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
Immediately prior to the completion of the IPO, 134,736 shares of Series A redeemable convertible preferred stock then outstanding converted into 30,315,600 shares of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 1,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock. Immediately after the conversion and prior to the completion of the IPO, a total of 98,633,025 shares of Class A common stock held by William Wang and his respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock and Class C common stock. See Note 9 to these unaudited condensed consolidated financial statements for further information.
Impact of COVID-19
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year progressed. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. COVID-19 resulted in a net positive impact on consumer demand for the Company’s products in 2020 and through the first half of 2021 as the increased amount of time people spent at home, as well as stimulus check disbursements, led many people to upgrade their televisions. Overall, while the pandemic has had a positive impact on the Company’s total shipments, in the third quarter of 2021, the Company has seen demand moderate and has experienced the continued impact of supply-chain delays and increases in costs. The Company expects to see elevated costs at least through the fourth quarter of 2021.
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
The condensed consolidated balance sheet as of December 31, 2020 and included herein was derived from the audited financial statements as of the same date. We have condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Prospectus. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
loss and cash flows for the interim periods, but due to seasonality of sales and other factors, they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2021.
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
Customer Allowances
The Company offers sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. The Company records cooperative advertising and market development fund programs with customers as a reduction to revenue unless the Company receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received. These arrangements are recorded as accrued liabilities. Cooperative advertising arrangements recorded as an (increase) or reduction of net revenue totaled $(185) and $1,935 for the three months ended September 30, 2021 and September 30, 2020, respectively. Cooperative advertising arrangements recorded as a reduction of net revenue totaled and $1,615 and $3,234 for the nine months ended September 30, 2021 and September 30, 2020, respectively.
Research and Development Costs
Research and development expense consists primarily of employee-related costs, including salaries and bonuses, share-based compensation expense, and employee benefits costs, third-party contractor costs, and related allocated overhead costs. In certain cases, costs are incurred to purchase materials and equipment for future use in research and development efforts. These costs are capitalized and expensed as consumed. Research and development costs were $8,771 and $3,678 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $25,861 and $11,022 for the nine months ended September 30, 2021 and September 30, 2020, respectively, and are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.
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
The revenue recognized from contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. The Company did not identify or record any material contract assets as of September 30, 2021 and December 31, 2020. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
VIZIO is a wholesale distributor of televisions and other home entertainment products, which are sold to the largest retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Customer A	39%	46%	39%	48%
Customer B	13	9	13	9
Customer C	14	13	13	11
Customer D	10	11	10	9
Customer E	5	9	6	10
The following customers account for more than 10% of accounts receivable:

	As of
	September 30, 2021	December 31, 2020
Net receivables:
Customer A	43%	41%
Customer B	10	18
Customer C	18	16
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control with each other. Collectively, they comprised 53% and 59% of VIZIO’s net revenue for the three months ended September 30, 2021 and September 30, 2020, respectively and 52% and 59% for the nine months ended September 30, 2021 and September 30, 2020, respectively. Their collective accounts receivable balance as of September 30, 2021 and December 31, 2020 was 61% and 57% of our total net receivables, respectively. However, throughout VIZIO’s history and presently, the Company has dealt with separate purchasing departments at Customer A and Customer C, and have at times sold products to Customer C without selling products to Customer A.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 4. Accounts Receivable
Accounts receivable consists of the following:

	As of
	September 30, 2021	December 31, 2020
Accounts receivable	$356,919	$405,627
Allowance for doubtful accounts	(154)	(18)
Total accounts receivable, net of allowances	$356,765	$405,609
VIZIO maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. For the three months ended September 30, 2021 and 2020, the Company reserved allowances for bad debt of $(527) due to a recovery and $2,165, respectively. For the nine months ended September 30, 2021 and 2020, the Company reserved allowances for bad debt of $159 and $2,248, respectively.
Note 5. Inventories
Inventories consist of the following:

	As of
	September 30, 2021	December 31, 2020
Inventory on hand	$5,111	$3,237
Inventory in transit	18,572	7,308
Total inventory	$23,683	$10,545
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Inventory purchases:
Supplier A	25%	26%	29%	28%
Supplier B – related party	37	45	40	48
Supplier C	6	11	9	9
Supplier D	23	9	12	6

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
The Company has also recorded other receivables of $1,623 and $3,033 due from the manufacturers as of September 30, 2021 and December 31, 2020, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $1,844 and $2,947 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $5,780 and $5,691 for the nine months ended September 30, 2021 and September 30, 2020, respectively, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 6. Property and Equipment
Property and equipment consist of the following:

	As of
	September 30, 2021	December 31, 2020
Building	$10,095	$9,998
Machinery and equipment	1,644	1,284
Leasehold improvements	3,438	3,438
Furniture and fixtures	2,879	2,840
Computer and software	22,267	19,184
Automobile and truck	22	22
Total property and equipment	40,345	36,766
Less accumulated depreciation and amortization	(30,336)	(28,837)
Total property and equipment, net	$10,009	$7,929
The Company capitalized software development costs of $272 and $814 during the three months ended September 30, 2021 and September 30, 2020, respectively, and $1,585 and $2,300 during the nine months ended September 30, 2021 and September 30, 2020, respectively.
Amortization of capitalized software development costs was $704 and $914 during the three months ended September 30, 2021 and September 30, 2020, respectively, and $2,098 and $2,666 during the nine months ended September 30, 2021 and September 30, 2020, respectively, and are recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.
Depreciation expense was $536 and $327 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $1,499 and $1,152 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The Company’s long-lived assets, which include property and equipment and other intangible assets are located entirely within the United States.
Note 7. Goodwill and Other Intangible Assets
(a)Goodwill
The Company’s goodwill balance was $44,788 as of September 30, 2021 and December 31, 2020. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired and

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce. The Company performs its impairment test of goodwill on October 1st annually in accordance with its accounting policy and to date, has not recorded any impairment.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 8. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Accrued price protection	$43,489	$61,331
Accrued other customer related expenses	49,187	54,404
Accrued supplier related expenses	26,027	12,434
Accrued payroll expenses	29,237	10,874
Accrued other expenses	15,363	15,916
Total accrued expenses	$163,303	$154,959
The Company periodically grants certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, the Company will, in turn, negotiate with its manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. The Company’s procedures for estimating customer allowances recorded as a reduction of revenue are based upon historical experience, as adjusted for the current environment, and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the condensed consolidated balance sheets in accrued expenses and recorded in the condensed consolidated statements of operations as a reduction of net revenue. In 2021, the accrued balances for the Company’s supplier related expenses increased primarily due to additional accruals for Platform+ suppliers and the payroll expenses increased due to the timing of commission payments.
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
•all 134,736 shares of Series A redeemable convertible preferred stock then outstanding converted into 30,315,600 shares of Class A common stock;
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
Initial Public Offering
As described in Note 1—Organization and Description of Business, on March 29, 2021 the Company closed its IPO of 12,250,000 shares of Class A common stock, in which the Company issued and sold 7,560,000 shares of Class A common stock and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock at a public offering price of $21.00 per share. In connection with the IPO, the Company received net proceeds of approximately $144,922 after

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
deducting underwriting discounts and commissions of approximately $10,700 and other offering expenses of approximately $3,100.
In addition, in connection with the IPO, certain stockholders forfeited 434,334 shares of restricted stock to the Company to satisfy tax withholding obligations in connection with the IPO (the “RSA Forfeiture”). The Company recorded the value of the forfeited shares as treasury stock within Additional paid-in capital in its unaudited condensed consolidated balance sheet dated September 30, 2021 based on the fair value of the stock at the time of forfeit.
Preferred Stock
As of September 30, 2021, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, which became effective on March 29, 2021 in connection with the closing of the IPO (the “Restated Certificate”) the Company’s Board of Directors is authorized to issue up to an aggregate of 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each of these series including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of a series without further vote or action by the stockholders.
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
Common Stock
As of September 30, 2021, pursuant to the terms of the Restated Certificate, the Company is authorized to issue 1,350,000,000 shares of common stock with $0.0001 par value, of which 187,310,311 shares are issued and outstanding. The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
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
The Company’s 2007 Incentive Award Plan (the “2007 Plan”), which the Board of Directors had adopted in 2007, was terminated in connection with the adoption of the 2017 Plan. Any outstanding awards that had been granted under the 2007 Plan prior to its termination remain outstanding, subject to the terms of the 2007 Plan and awards agreements, until such awards vest and are exercised (as applicable) or until they terminate or expire by their terms. As of September 30, 2021, options to purchase a total of 1,315,940 shares of Class A common stock remained outstanding and subject to the terms of the 2007 Plan. The awards under the 2007 Plan have a term of not more than 10 years and the vesting of the awards was set at the discretion of the Board of Directors upon grant but is not expected to exceed four years for any grant. All awards are subject to forfeiture within 90 days if employment or other services terminate prior to the vesting of the awards. Grants are no longer permitted from the 2007 Plan.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Stock Option Awards
A summary of the status of the Company’s stock option plans as of September 30, 2021 presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,416	4.16	7.1	$71,934
Granted	2,847	18.55
Exercised	(2,229)	3.00
Forfeited and expired	(488)	6.02
Outstanding at September 30, 2021	16,546	$6.75	7.0	238,797
Options vested and exercisable at September 30, 2021	10,277	$3.51	5.8	$182,230
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
As of September 30, 2021, the Company had $34,207 of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average vesting period of approximately 2.54 years.

	September 30, 2021	September 30, 2020
Weighted average grant date fair value of stock options granted during the period	$9.22	$1.58
A summary of the nonvested stock options as of September 30, 2021 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2020	7,154	$1.64
Granted	2,847	$9.22
Forfeited or expired	(346)	$4.65
Vested	(3,413)	$3.87
Nonvested at September 30, 2021	6,242	$6.24
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

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,035	$8.54
Granted	7,532	20.59
Released	(3,788)	17.70
Forfeited	(99)	21.88
Outstanding at September 30, 2021	5,680	$20.20
The grant-date fair value of restricted stock units granted during the nine months ended September 30, 2021 and 2020 was $155,542 and $0.0, respectively. The grant-date fair value of restricted stock units that vested during the nine months ended September 30, 2021 and 2020 was $67,041 and $0.0, respectively. Total unrecognized compensation cost related to restricted stock units as of September 30, 2021 was $96,585, which the Company expects to recognize over a weighted-average period of approximately 1.78 years.
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

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
The table below provides information on the weighted-average assumptions used for stock options granted during the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of options granted	50	—	2,847	1,564
Volatility	44%	—%	43%	42%
Expected term (years)	6.25	—	6.25	6.25
Dividend yield	0.76%	—%	1.11%	3.06%
Risk-free interest rate	1.09%	—%	1.14%	0.34%
Fair value of common stock	$19.80	$—	$21.19	$5.39
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$7.99	$—	$9.22	$1.58
After consideration of the difference between $8.54, the per share fair value of the Company’s Class A common stock used to record share-based compensation for certain equity awards granted in December 2020 and February 2021, and $22.00, which was the midpoint of the price range set forth on the cover page of the Company’s preliminary prospectus related to the Company’s IPO, the Company used a linear interpolated fair value from $8.54 to $22.00 to measure additional share-based compensation expense for its option and RSU grants made in December 2020, February 2021 and March 2021. As a result, the Company recorded additional share-based compensation expense of approximately $16,160 and $42,058 during the three and nine months ended September 30, 2021 and expects to recognize an additional share-based compensation amount of approximately $16,160 during the remaining three months of 2021. Further, the Company expects to recognize additional share-based compensation expense of approximately $8,441, $2,147 and $1,749 for the years ending 2022, 2023 and 2024, respectively, for the unvested portion of the December 2020, February 2021, and March 2021 grants.
Total share-based compensation expense including the additional share-based compensation discussed above was $37,286 and $1,339 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $97,946 and $4,018 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Of the total share based compensation expense, approximately $385 and $668 is included in cost of goods sold with the remaining amounts included in selling, general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively.
In connection with the vesting of share-based payment awards for certain employees, the Company agreed to withhold shares of common stock from these employees to cover the cost of the income tax withholdings due upon release of the awards. During the three months ended September 30, 2021, the Company agreed to pay $17,396 and these employees agreed to forfeit approximately 991,660 shares of common stock. Through September 30, 2021, the total of the common stock withheld during the nine months ended September 30, 2021 was 2,429,980 shares for $57,969 and is recorded as treasury stock within Additional paid in capital in the condensed consolidated balance sheet.
Employee Stock Purchase Plan
On March 25, 2021, the Company established an employee stock purchase plan (the “2021 ESPP”) and reserved 1,800,000 shares of Class A common stock for issuance under this plan. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code for U.S. employees. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each calendar year, beginning in 2022, in a number of shares of common stock equal to the least of (i) 5,400,000 shares of common stock, (ii) one percent (1%) of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Company. The 2021 ESPP is expected to be implemented through a series of offerings under which participants are granted purchase rights to purchase shares of the Company’s common stock, the first of which began in May 2021. For the three and nine months ended September 30, 2021, the Company recorded stock compensation expense of approximately $255 and $435, respectively, relating to the 2021 ESPP.

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
For the three and nine-month periods ended September 30, 2021 and 2020, the potential dilutive shares relating to outstanding stock options and restricted stock units were considered anti-dilutive because of the net loss and therefore not included in diluted earnings per share.
Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
	Class A	Class B	Class A	Class A	Class B	Class A
Numerator:
Net income	$(9,414)	$(9,152)	$35,054	$(18,255)	$(10,970)	$61,662
Less: Accumulated dividends on preferred shares	—	—	(30)	—	—	(90)
Undistributed earnings	(9,414)	(9,152)	35,024	(18,255)	(10,970)	61,572
Less: Earnings attributable to participating securities	—	—	(7,625)	(163)	(98)	(13,276)
Net income attributable to common stockholders - basic	$(9,414)	$(9,152)	$27,399	$(18,418)	$(11,068)	$48,296
Net income attributable to common stockholders- diluted	$(9,414)	$(9,152)	$27,399	$(18,418)	$(11,068)	$48,296

Denominator:
Weighted-average common shares outstanding - basic	92,699	90,121	144,417	106,861	64,216	144,367
Employee stock options	—	—	2,676	—	—	2,697
Weighted-average common shares outstanding - diluted	92,699	90,121	147,093	106,861	64,216	147,064

Net income per share attributable to Class A and Class B common stockholders:
Basic	$(0.10)	$(0.10)	$0.19	$(0.17)	$(0.17)	$0.33
Diluted	$(0.10)	$(0.10)	$0.19	$(0.17)	$(0.17)	$0.33
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	11,372	—	4,628	9,965	—	3,761

Note 12. Income Taxes

The Company recorded a provision for income taxes of $4,060 and $10,095 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $19,660 and $17,772 for the nine months ended September 30, 2021 and September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $6,868 and $20,255 in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the nine months ended September 30, 2021 includes a net income tax expense of $875 for discrete items including the deferred tax asset adjustment for share-based compensation expense related to certain executive officers, and excess tax benefits relating to executive share-based compensation, and state law changes.

Note 13. Defined Contribution Retirement Plan
VIZIO maintains a 401(k) defined contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides for solely discretionary matching contributions on the employee deferred amounts. The Company recognized estimated discretionary matching contributions of $438 and $200 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $1,313 and $600 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Discretionary amounts are approved annually in the fourth quarter of the year and generally paid during the first quarter of the following year.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, the Company recorded an aggregate accrual of $65,970 and $81,143 for all historical product sales as of September 30, 2021 and December 31, 2020, respectively. To the extent that VIZIO is indemnified under its product supply agreements with its manufacturers, the Company has offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, VIZIO has been contractually indemnified and reimbursed by its manufacturers for most intellectual property royalty obligations and commitments. The Company will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, VIZIO has the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
A summary of future commitments on royalty obligations as of September 30, 2021 is as follows:

2021 (three months)	$2,268
2022	10,994
2023	6,752
2024	5,200
2025 and thereafter	3,450
Total	$28,664
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $38,949 and $49,643 has been recorded as of September 30, 2021 and December 31, 2020, respectively, as part of accrued royalties. Any patent infringement lawsuit in which VIZIO is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
In certain instances, the Company administers refundable deposits on behalf of its manufacturers for asserted intellectual property infringement claims and related active litigation in accordance with the terms of the supply agreements. The use of the refundable deposits is limited to the resolution or settlement of these claims and active cases. Management reviews the nature of these claims and active cases with the manufacturers on a periodic basis. The deposit amounts received and recorded are determined and adjusted quarterly based on mutual consent of both parties and using all available information at that time. In the event of an unfavorable resolution or settlement that exceeds the amount recorded as a refundable deposit, the excess shall be paid by VIZIO and then reimbursed by the manufacturer in accordance with the contractual indemnification provisions in the product supply agreement. Refundable deposits of $27,021 and $31,500 have been recorded as of September 30, 2021 and December 31, 2020, respectively, which are presented within accrued royalties in the condensed consolidated balance sheets.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share amounts, term and percentage data)
Note 15. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2026. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in thousands, except lease term and discount rate):

		As of
	Classification	September 30, 2021	December 31, 2020
Assets:
Right-of-use assets	Other assets	$5,998	$7,993

Liabilities:
Current portion of lease liabilities	Other current liabilities	$2,330	$2,856
Long term portion of lease liabilities	Other long-term liabilities	$3,668	$5,137
Weighted-average remaining lease term (years)		3.3	3.7
Weighted-average discount rate		3.3%	3.4%
Operating lease costs were $950 and $916 for the three months ended September 30, 2021 and September 30, 2020, respectively. Operating lease costs were $2,841 and $2,780 for the nine months ended September 30, 2021 and September 30, 2020, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2021.

2021 (three months)	$738
2022	2,021
2023	1,333
2024	943
2025	741
2026 and Thereafter	594
Total minimum lease payments	6,370
Less imputed interest	(372)
Total lease liabilities	$5,998
Note 16. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of September 30, 2021, no liabilities were recorded related to this supply commitment.
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
Commitment fees related to this line of credit were $48 and $48 for the three months ended September 30, 2021 and September 30, 2020, respectively. Commitment fees related to this line of credit were $143 and $143 for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, there was no balance due on the credit facility and the Company was in compliance with all required financial covenants.

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
On August 20, 2021, Maxell, Ltd. and Maxell Holdings, Ltd. filed a complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe several of their patents related to various television-related technologies. See Maxell, Ltd., et al. v. VIZIO, Inc., Case No. 2:21-cv-6758 (C.D. Cal.). This case is in the early pleadings stage. The Company disputes the claims and intends to defend the lawsuit vigorously.

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
Glossary of Selected Terminology
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the following terms have the respective meaning as defined below:
Ad-supported Video on Demand (“AVOD”): Over-the-Top video services supported by serving ads. These include free platforms like YouTube TV, Pluto TV or our WatchFree+ and VIZIO Free Channel offerings, as well as those, like Hulu, that charge a subscription fee in addition to serving ads.
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
SmartCast: VIZIO’s proprietary Smart TV operating system. The software platform where consumers can access VIZIO’s WatchFree+ and VIZIO Free Channels as well as a wide array of third-party OTT apps (e.g. Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV).
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
WatchFree+: VIZIO’s free, ad-supported OTT app. which includes WatchFree and WatchFree+. Offers access to news, sports, movies and general entertainment TV shows in a format similar to linear TV through programmed channels.
VIZIO Free Channels: VIZIO’s free, ad-supported OTT app with linear channels. Content is sourced from a variety of providers into a curated set of channels across news, sports, movies and general entertainment.

Overview
VIZIO is driving the future of televisions through our integrated platform of cutting-edge Smart TVs and powerful SmartCast operating system. Every VIZIO Smart TV enables consumers to search, discover and access a broad array of content. In addition to watching cable TV, viewers can use our platform to stream a movie or show from their favorite OTT service, watch hundreds of free channels through our platform, including on our WatchFree+ and VIZIO Free Channel offerings, enjoy an enhanced immersive experience catered to gaming or access a variety of other content options. Our platform gives content providers more ways to distribute their content and advertisers more tools to target and dynamically serve ads to a growing audience that is increasingly transitioning away from linear TV.
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
Financial and operating results for the three months ended September 30, 2021 as compared to the corresponding period of last year included:
•Net revenue of $588.3 million, compared to $582.2 million
•Platform+ net revenue grew 134% to $85.9 million
•Gross profit of $82.9 million, compared to $88.8 million
•Platform+ gross profit grew 88% to $57.3 million
•SmartCast Active Accounts grew 35% to 14.4 million
•SmartCast Hours increased 16% to 3.6 billion
•Average Revenue Per User (ARPU) grew 91% to $19.89

Initial Public Offering
On March 29, 2021, we closed our initial public offering (“IPO”) of 12,250,000 shares of our Class A common stock at a public offering price of $21.00 per share. We issued and sold 7,560,000 shares of Class A common stock, and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock. We received net proceeds of approximately $144.9 million after deducting underwriting discounts and commissions of approximately $10.7 million and $3.1 million of offering expenses. On March 31, 2021, certain existing stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the selling stockholders. Additionally, in connection with the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into an aggregate of 30,315,600 shares of Class A common stock.

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

Platform+
Our state-of-the-art Smart TV operating system, SmartCast, delivers a vast amount of content and applications through an elegant and easy-to-use interface. SmartCast supports many leading streaming content apps such as Amazon Prime Video, Apple TV+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV, and hosts our own free, ad-supported apps, WatchFree+ and VIZIO Free Channels.
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
We monetize these capabilities through:
•Advertising
•AVOD: Ad inventory on services such as WatchFree+ and certain third-party AVOD services. In exchange for distributing their content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers
•Home screen: Ad placements on our SmartCast home screen by streaming services, studios and other consumer brands
•Partner marketing: Branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos
•Data licensing
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
•Additionally, as we increase engagement on content where we have higher ad monetization opportunities (e.g., WatchFree+), we will be able to attract higher ad rates.
Key Business Metrics
We review the following key operational and financial metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Operational metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our revenue currently, and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended September 30, 2021 we shipped 1.4 million Smart TVs, a 36% year-over-year decrease. We expect Smart TV shipments will fluctuate from period to period in the future as consumer demand fluctuates.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At September 30, 2021, SmartCast Active Accounts were 14.4 million, representing a 35% year-over-year increase. This metric excludes approximately 4.5 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over the long-term.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the three months ended September 30, 2021 was 7.3 billion hours, representing a 24% year-over-year increase.

SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the three months ended September 30, 2021 was 3.6 billion hours, representing a 16% year-over-year increase.

SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at September 30, 2021 was $19.89, representing a 91% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended September 30, 2021 to the three months ended September 30, 2020 (in millions, except ARPU):

	Three Months Ended September 30,
	2021	2020
Smart TV Shipments	1.4	2.1
SmartCast Active Accounts (as of)	14.4	10.7
Total VIZIO Hours	7,320	5,905
SmartCast Hours	3,620	3,116
SmartCast ARPU	$19.89	$10.44
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
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold in a given period. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. For the three months ended September 30, 2021, our Device gross profit decreased 56% year-over-year.
Platform+ gross profit
We define Platform+ gross profit as Platform+ net revenue less Platform+ cost of goods sold in a given period. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. For the three months ended September 30, 2021, our Platform+ gross profit increased 88% year-over-year.
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
The following table provides a reconciliation of net income to Adjusted EBITDA (unaudited, in thousands):

	Three Months Ended September 30,
	2021	2020
Net (loss) income	$(18,566)	$35,054
Adjusted to exclude the following:
Interest (expense) income	(89)	361
Other expense (income), net	24	(118)
Provision for income taxes	4,060	10,095
Depreciation and amortization	705	496
Share-based compensation	37,286	1,339
Adjusted EBITDA	$23,420	$47,227
Impact of COVID-19 Pandemic

On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year progressed. In response to COVID-19, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. COVID-19 resulted in a net positive impact on consumer demand for our products in 2020, and the first half of 2021 as the increased amount of time people spent at home, as well as stimulus check disbursements, led many people to upgrade their televisions. Overall, while the pandemic has had a positive impact on our total shipments, in the third quarter of 2021 we saw demand moderate and have experienced the continued impact of supply-chain delays and increases in costs. We expect to see elevated costs at least through the fourth quarter of 2021.

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
Seasonality
Historically, we have experienced the highest levels of our sales in the fourth quarter of the calendar year, coinciding with the holiday shopping season in the United States. Given the significant seasonality of our revenue, timely and effective product introductions and forecasting are critical to our operations, and fourth quarter sales are critical to our annual results. See our disclosure on the Impact of COVID-19 for further information on our fourth quarter expectations for 2021.
Product mix
Our Device business encompasses a variety of Smart TVs and sound bars with different price points and features. Changes to our product mix may cause fluctuations in our gross profit as they reflect a range of margin profiles.
Platform+
Ability to grow SmartCast Active Accounts
The more SmartCast Active Accounts we have, the more attractive our platform will be to third-party content providers and advertisers looking to reach this audience. Our platform may suffer if we fail to secure popular apps and related content on SmartCast, which may lead users to purchase a television from a competitor.
Ability to increase engagement and monetize SmartCast Active Accounts
Our business is dependent on our continued ability to grow and sustain user engagement on SmartCast and, specifically, WatchFree+ and VIZIO Free Channels. User engagement on our platform is an essential revenue driver since it directly influences our attractiveness to advertisers, the largest near-term monetization opportunity. Therefore, our ability to attract compelling content viewers want to consume on WatchFree+ and VIZIO Free Channels is critical to our monetization. Increasing engagement on our platform can result in greater attractiveness to advertisers and other monetization opportunities. The more time consumers spend on our platform, the more data we can collect, enabling us to create a more personalized and dynamic experience for users, while also allowing us to provide more targeted reach for advertisers.
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
Platform+ net revenue
We generate Platform+ net revenue through sales of advertising and related services, data licensing, sales of branded buttons on our remote controls and content distribution. Our digital ad inventory consists of inventory on WatchFree+, VIZIO Free Channels and our home screen along with ad inventory we obtain through agreements with content providers and other third-party application agreements. We also re-sell video inventory that we purchase from content providers and directly sell third-party inventory on a revenue share.
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
Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary.

Results of Operations
The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net revenue:
Device	$502,457	$545,511	$1,291,560	$1,221,252
Platform+	85,859	36,673	203,569	86,935
Total net revenue	588,316	582,184	1,495,129	1,308,187
Cost of goods sold:
Device	476,880	487,289	1,185,701	1,090,354
Platform+	28,551	6,109	60,339	23,346
Total cost of goods sold	505,431	493,398	1,246,040	1,113,700
Gross profit:
Device	25,577	58,222	105,859	130,898
Platform+	57,308	30,564	143,230	63,589
Total gross profit	82,885	88,786	249,089	194,487
Operating expenses:
Selling, general and administrative	88,683	37,371	234,274	97,286
Marketing	8,068	5,527	22,457	16,602
Depreciation and amortization	705	496	1,972	1,740
Total operating expenses	97,456	43,394	258,703	115,628
Income (loss) from operations	(14,571)	45,392	(9,614)	78,859
Interest income (expense)	89	(361)	227	66
Other income (expense), net	(24)	118	(178)	509
Total non-operating income (expense)	65	(243)	49	575
Income (loss) before income taxes	(14,506)	45,149	(9,565)	79,434
Provision for income taxes	4,060	10,095	19,660	17,772
Net (loss) income	$(18,566)	$35,054	$(29,225)	$61,662

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of net revenue(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Device	85%	94%	86%	93%
Platform+	15%	6%	14%	7%
Total net revenue	100%	100%	100%	100%
Cost of goods sold:				—%
Device	81%	84%	79%	83%
Platform+	5%	1%	4%	2%
Total cost of goods sold	86%	85%	83%	85%
Gross profit:
Device	4%	10%	7%	10%
Platform+	10%	5%	10%	5%
Total gross profit	14%	15%	17%	15%
Operating expenses:
Selling, general and administrative	15%	6%	16%	7%
Marketing	1%	1%	2%	1%
Depreciation and amortization	0%	0%	0%	0%
Total operating expenses	17%	7%	17%	9%
Income (loss) from operations	(2)%	8%	(1)%	6%
Interest income (expense)	0%	0%	0%	0%
Other income (expense), net	0%	0%	0%	0%
Total non-operating income (expense)	0%	0%	0%	0%
Income (loss) before income taxes	(2)%	8%	(1)%	6%
Provision for income taxes	1%	2%	1%	1%
Net (loss) income	(3)%	6%	(2)%	5%
(1) Some percentages may be impacted by rounding.

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020
Net revenue

	Three Months Ended September 30,		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Net revenue
Device	$502,457	$545,511	$(43,054)	(8)%	$1,291,560	$1,221,252	$70,308	6%
Platform+	85,859	36,673	49,186	134%	203,569	86,935	116,634	134%
Total net revenue	$588,316	$582,184	$6,132	1%	$1,495,129	$1,308,187	$186,942	14%
Device
Device net revenue decreased $43.1 million, or 8%, to $502.5 million for the three months ended September 30, 2021 as compared to $545.5 million for the same period in 2020. The decrease in Device net revenue was primarily due to a 31% decrease in total device units shipped partially offset by a 33% increase in our total Device average unit price. Shipments of both Smart TVs and sound bars decreased during the three months ended September 30, 2021 as compared to the same period in 2020. Average unit price increased for both Smart TVs and sound bars during the three months ended September 30, 2021 as compared to the same period in 2020.
Device net revenue increased $70.3 million, or 6%, to $1,291.6 million for the nine months ended September 30, 2021 as compared to $1,221.3 million for the same period in 2020. The increase in Device net revenue was primarily due to an increase in our total Device average unit price, which partially offset lower total Device units shipped. Shipments of Smart TVs decreased while sound bars shipments increased during the nine months ended September 30, 2021 as compared to the same period in 2020. Average unit price increased for both Smart TVs and sound bars during the nine months ended September 30, 2021 as compared to the same period in 2020.
Platform+
Platform+ net revenue increased $49.2 million, or 134%, to $85.9 million for the three months ended September 30, 2021 from $36.7 million for the same period in 2020. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $48.1 million, or 271% from $17.8 million during the three months ended September 30, 2020.
Platform+ net revenue increased $116.6 million, or 134%, to $203.6 million for the nine months ended September 30, 2021 from $86.9 million for the same period in 2020. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $115.6 million or 353% from $32.8 million during the nine months ended September 30, 2020.

Cost of goods sold, gross profit and gross profit margin

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Cost of goods sold
Device	$476,880	$487,289	$(10,409)	(2)%	$1,185,701	$1,090,354	$95,347	9%
Platform+	28,551	6,109	22,442	367%	60,339	23,346	36,993	158%
Total cost of goods sold	$505,431	$493,398	$12,033	2%	$1,246,040	$1,113,700	$132,340	12%
Gross profit
Device	$25,577	$58,222	$(32,645)	(56)%	$105,859	$130,898	$(25,039)	(19)%
Platform+	57,308	30,564	26,744	88%	143,230	63,589	79,641	125%
Total gross profit	$82,885	$88,786	$(5,901)	(7)%	$249,089	$194,487	$54,602	28%

Gross margin:
Device gross margin	5.1%	10.7%	8.2%	10.7%
Platform+ gross margin	66.7%	83.3%	70.4%	73.1%
Total gross margin	14.1%	15.3%	16.7%	14.9%
Device
Device cost of goods sold decreased $10.4 million, or 2%, to $476.9 million for the three months ended September 30, 2021 from $487.3 million for the same period in 2020. Device gross margin decreased to 5.1% for the three months ended September 30, 2021 as compared to 10.7% for the same period in 2020, as lower Smart TV margins were partially offset by higher margins on sound bars.
Device cost of goods sold increased $95.3 million, or 9%, to $1,185.7 million for the nine months ended September 30, 2021 from $1,090.4 million for the same period in 2020. Device gross margin decreased to 8.2% for the nine months ended September 30, 2021 as compared to 10.7% for the same period in 2020, as lower Smart TV margins were partially offset by higher margins on sound bars.
Platform+
Platform+ cost of goods sold increased $22.4 million, or 367%, to $28.6 million for the three months ended September 30, 2021 from $6.1 million for the same period in 2020. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, engineering costs and third party cloud services. Platform+ gross margin decreased to 66.7% for the three months ended September 30, 2021 from 83.3% for the same period in 2020.
Platform+ cost of goods sold increased $37.0 million, or 158% for the nine months ended September 30, 2021 from $23.3 million for the same period in 2020. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, engineering costs and third party cloud services. Platform+ gross margin decreased to 70.4% for the nine months ended September 30, 2021 from 73.1% for the same period in 2020.

Operating expenses

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Selling, general and administrative	$88,683	$37,371	$51,312	137%	$234,274	$97,286	$136,988	141%
Marketing	8,068	5,527	2,541	46%	22,457	16,602	5,855	35%
Depreciation and amortization	705	496	209	42%	1,972	1,740	232	13%
Total operating expenses	$97,456	$43,394	$54,062	125%	$258,703	$115,628	$143,075	124%
Selling, general and administrative expenses increased $51.3 million, or 137%, to $88.7 million for the three months ended September 30, 2021 from $37.4 million for the same period in 2020. The increase in selling, general and administrative expenses was primarily due to an increase of share-based compensation expense to $37.3 million and an increase in personnel and research and development costs as we grow our Platform+ business.
Selling, general and administrative expenses increased $137.0 million, or 141%, to $234.3 million for the nine months ended September 30, 2021 from $97.3 million for the same period in 2020. The increase in selling, general and administrative expenses was primarily due to an increase of share-based compensation expense to $97.9 million and an increase in personnel and research and development costs as we grow our Platform+ business.
Marketing expenses increased $2.5 million, or 46%, to $8.1 million for the three months ended September 30, 2021 compared to $5.5 million for the same period in 2020 primarily due to higher merchandising and creative materials costs.
Marketing expenses increased $5.9 million, or 35%, to $22.5 million for the nine months ended September 30, 2021 compared to $16.6 million for the same period in 2020 primarily due to higher merchandising and creative materials costs.
Depreciation and amortization expenses increased $0.2 million, or 42% , to $0.7 million for the three months ended September 30, 2021 compared to $0.5 million for the same period in 2020. Depreciation and amortization expenses increased $0.2, or 13%, to $2.0 for the nine months ended September 30, 2021 as compared to $1.7 for the same period in 2020. The increases for the three month and nine month periods ended September 30, 2021 and 2020 were both due to increases in computer and software assets placed in service in 2021.
Non-operating income

	Three Months Ended September 30,		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Interest income (expense)	$89	$(361)	$450	(125)%	$227	$66	$161	244%
Other income (expense)	(24)	118	(142)	(120)%	(178)	509	(687)	(135)%
Non-operating (expense) income	$65	$(243)	$308	(127)%	$49	$575	$(526)	(91)%
Interest income (expense) for the three months ended September 30, 2021 was $0.1 million, compared to $(0.4) million of interest income (expense) for the same period in 2020. Interest income (expense) increased $0.2 million or 244%, to $0.2 million for the nine months ended September 30, 2021 from $0.1 million for the same period in 2020.
Other income (expense) for the three months ended September 30, 2021 decreased $0.1 million, or 120% from $0.1 million for the same period in 2020. Other income (expense), was $(0.2) million for the nine months ended September 30, 2021, a decrease of $0.7 million, or 135% as compared to the same period in 2020, primarily related to the re-measurement of monetary assets and liabilities between the U.S. dollar and foreign currencies.

Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Provision for income taxes	$4,060	$10,095	$(6,035)	(60)%	$19,660	$17,772	$1,888	11%
Effective tax rate	(27)%	22%			(206)%	22%
Provision for income taxes decreased $6.0 million to $4.1 million for the three months ended September 30, 2021 from $10.1 for the same period in 2020. Our effective tax rate for the three months ended September 30, 2021 was (27)% compared to 22% for the same period in 2020. The change in the effective tax rate year-over-year is due to the tax impacts of stock based compensation.
Provision for income taxes increased $1.9 million to $19.7 million for the nine months ended September 30, 2021 from $17.8 for the same period in 2020. Our effective tax rate for the nine months ended September 30, 2021 was (206)% compared to 22% for the same period in 2020. The tax provision for the nine months ended September 30, 2021 includes a net income tax expense of $0.9 million for discrete items including the deferred tax asset adjustment for share-based compensation expense related to executive share-based compensation, as well as state law changes. The change in the effective tax rate year-over-year is due to the tax impacts of stock based compensation.
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
In March 2021, we received net proceeds of approximately $144.9 million upon completion of our IPO after deducting underwriting discounts and commissions of approximately $10.7 million and $3.1 million of offering expenses.
As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $375.9 million and $207.7 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions, including the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million with an original maturity date of April 13, 2021. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based either on LIBOR, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants.
On April 13, 2021, we entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with Bank of America N.A., to include among other things, (i) an update to provide for use of a LIBOR successor rate, (ii) to amend the definition of Availability Reserve and Borrowing Base, and (iii) to extend the termination date to April 13, 2024. In connection with the Second Amendment, we paid a fee of $0.1 million in the second quarter of 2021.

As of September 30, 2021 and December 31, 2020, we did not have any amounts outstanding under this line of credit. Further, we were in compliance with all required financial covenants as of September 30, 2021 and December 31, 2020, respectively.
The following table sets forth the major components of our unaudited condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$75,732	$48,030
Net cash used in investing activities	(3,828)	(768)
Net cash provided by financing activities	97,342	163
Effect of exchange rate changes on cash and cash equivalents	(1,038)	710
Net increase (decrease) in cash and cash equivalents	$168,208	$48,135
Cash flows from operating activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation expense and other non-cash related items as well as the effect of changes in working capital and other activities.
For the nine months ended September 30, 2021, net cash provided by operating activities was $75.7 million, consisting of net loss of $29.2 million adjusted for non-cash expenses of $101.4 million. Changes in operating assets and liabilities represented a $3.6 million use of cash, primarily driven by changes in working capital, including decreases in accounts receivable and increases in accounts payable due to related parties offset by an increase in other current assets, and decreases in inventories, taxes receivable, accounts payable, accrued royalties and accrued expenses. For the nine months ended September 30, 2020, net cash provided by operating activities was $48.0 million, consisting of net income of $61.7 million adjusted for non-cash expenses of $8.0 million. Changes in operating assets and liabilities represented a $21.6 million use of cash, primarily driven by changes in working capital, including decreases in inventories, accounts payable, and accrued royalties.
Cash flows from investing activities
For the nine months ended September 30, 2021 and 2020, our net cash used in investing activities was $3.8 million and $0.8 million, respectively. In each of these periods, our primary investing activities consisted of the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $97.3 million for the nine months ended September 30, 2021 primarily due to the net proceeds of approximately $144.9 million from our IPO and $1.3 million from the exercise of stock options, offset by cash payments of $53.9 million for tax payments related to employee stock based awards withheld upon vesting and of $0.6 million for accumulated dividends on our Series A convertible preferred stock. For the nine months ended September 30, 2020, our net cash provided by financing activities was $0.2 million and primarily due to proceeds from the exercise of stock options.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2021.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Royalty obligations(1)	$28,664	$11,570	$13,644	$3,450	$—
Operating leases (2)	6,370	2,369	2,476	1,376	149
Total contractual obligations	$35,034	$13,939	$16,120	$4,826	$149
___________________________
(1) We are engaged in, and in certain cases have settled, various claims and suits alleging the infringement of patents related to certain television technology that were initiated by television manufacturers and other nonmanufacturers. In connection with the disposition of some of these claims and suits, we have entered into, or may enter into, license arrangements, which may include royalty payments to be made for historical and/or prospective sales of our products. Certain of these settlements have included cross licenses, covenants not to sue, and litigation holds. In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $66.0 million and $81.1 million for all historical product sales as of September 30, 2021 and December 31, 2020, respectively. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
(2) The amounts represent the contractual future annual minimum lease payments as of September 30, 2021. In certain cases, we have long-term operating leases that include options to renew that we anticipate exercising upon the expiration of the current term. These anticipated renewals are not included in the above schedule.
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
The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements—Description of Business and Summary of Significant Accounting Policies” in the Prospectus. There have been no significant changes to these policies for the three months ended September 30, 2021, except as described in “Note 2—Summary of Significant Accounting Policies" of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk” in the Prospectus. There have been no significant changes to our risks during the three months ended September 30, 2021.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
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
On August 20, 2021, Maxell, Ltd. and Maxell Holdings, Ltd. filed a complaint in United States District Court for the Central District of California against the Company alleging the our TVs infringe several of their patents related to various television-related technologies. See Maxell, Ltd., et al. v. VIZIO, Inc., Case No. 2:21-cv-6758 (C.D. Cal.). This case is in the early pleadings stage. We dispute the claims and intend to defend the lawsuit vigorously.

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
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Device Net revenue accounted for 86% and 93% of our net revenue for the nine months ended September 30, 2021 and September 30, 2020, respectively. A decline in the volume of sales, whether due to macroeconomic conditions, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than it would if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations, including our gross margin.
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
We compete primarily with established, well-known television manufacturers, established media entertainment device companies, as well as more recent entrants to the branded television market. Our principal competitors include: Samsung, Sony, LG, TCL and Hisense. In addition, one of our significant retailers, Walmart, has recently introduced its own brand of televisions and has chosen and may continue to choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. We face sound bar competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn. Any reduction in our ability to place and promote our devices, or increased competition for available or desirable shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our devices.
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
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, Disney+, HBOMax, Hulu, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon (including Fire TV Sticks) and Google (including Chromecast) that provide broadband delivered digital content directly to a consumer’s television connected to their device. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung. We also face competition from online content providers and other PC software providers who deliver digital content directly to a consumer’s personal computer, which in some cases may then be viewed on a consumer’s television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. We do not currently have arrangements with all of the popular content providers, including some content providers that are available on competitive devices. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $85.9 million and $36.7 million for the nine months ended September 30, 2021 and 2020, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
Our future growth depends in part on our ability to expand the capabilities of our SmartCast operating system and to monetize those capabilities. SmartCast currently generates revenue from ad inventory on our home screen, WatchFree+ and certain other services on our operating system and, on a transactional basis, from certain subscription purchases and content transactions that occur on our operating system. To continue to grow our business, we intend to invest in interactive features for our Smart TVs such as personal communications, commerce and fitness and wellness. We may be unable to successfully develop these features and even if we do, consumers may not choose to engage with them. The failure to develop new features and functionalities for our SmartCast operating system may harm our number of SmartCast Active Accounts, and the failure to monetize such innovations may harm our SmartCast ARPU. If we are unable to generate revenue from new features of our Smart TVs, our business, financial condition and results of operations may be harmed.
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
•the impact of COVID-19, including supply chain issues and labor shortages;
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name in new markets are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business and expansion into new markets. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses were $8.1 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
We are dependent in part on our ability to monetize video ad inventory on WatchFree+ and VIZIO Free channels, and video ad inventory that we obtain from the publishers of ad-supported channels, and through our inventory share with certain AVOD services. We generate advertising revenue by selling ad inventory on our own services and through certain third-party AVOD services. We may fail to attract content providers for these services that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our access to video ad inventory on our platform, including on WatchFree+ and VIZIO Free Channels, varies greatly. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, we may not be able to increase our SmartCast ARPU and our business may be harmed.
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
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our five largest retailers, measured by net revenue, accounted for 81% and 87% of our Device net revenue for the nine months ended September 30, 2021 and 2020, respectively. Moreover, Best Buy, Sam’s Club, Target and Walmart each accounted for more than 10% of our Device net revenue in the nine months ended September 30, 2021. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
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
We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (ODMs). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our three largest manufacturers accounted for 78% of our inventory purchases for the nine months ended September 30, 2021 respectively.
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
We rely on our manufacturers to procure components of our devices, particularly LCD panels and chipsets. There are a limited number of suppliers of LCD and OLED panels and chipsets, and we do not expect the number of suppliers to meaningfully increase. For instance, as of September 30, 2021, LG Display Co., Ltd. was the only significant OLED panel manufacturer. Although Samsung Display Co., Ltd. has announced its intention to introduce an OLED panel in 2021, it is unlikely that the number of OLED suppliers will significantly increase in the future. In addition, some of our manufacturers’ suppliers are affiliates of certain of our competitors, which creates the risk that these suppliers may favor their affiliated companies over us or our manufacturers in allocating or pricing supplies, or may refuse to supply to our manufacturers at acceptable prices, or at all, components for use in our devices. We run the risk that these or other suppliers may choose to withhold LCD and OLED panels from our manufacturers, and they may not cooperate with us (or our manufacturers), for competitive reasons in the future.
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
Furthermore, a failure to deliver sufficient quantities of devices to meet the demands of our retailers may cause us to lose retailers. At certain times in the past, including in 2020 and during the first nine months of 2021, we have been unable to supply the number of Smart TVs demanded by certain of our retailers. If this were to occur more frequently, our relationship with these retailers may be materially affected, and they may decide to seek other sources of supply or cease doing business with us altogether.
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
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the year ended December 31, 2020 or the nine months ended September 30, 2021, and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Additionally, the Biden administration has proposed to increase the U.S. corporate income tax rate. As we expand the scale of our business activities, any changes in U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: November 9, 2021	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)