Form 10-K
period 2021-12-31
Vizio Holding Corp.
filed 2022-03-10
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40271
VIZIO HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	39 Tesla Irvine, CA 92618 (Address, including zip code, of registrant’s principal executive offices)	85-4185335
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
3651 (Primary Standard Industrial Classification Code Number)		(949) 428-2525 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	VZIO	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding     12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted     and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $27.01 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $2.189 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 7, 2022 there were 114,981,134 shares of the registrant’s Class A common stock outstanding, 76,814,638 shares of the registrant’s Class B outstanding, and no shares of the registrant’s Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “could,” “would,” “will” or the negative of these terms or other comparable terminology. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to keep pace with technological advances in our industry and successfully compete in highly competitive markets;
•our expectations regarding future financial and operating performance, including our Device business, and the growth of our Platform+ business;
•our ability to continue to sell our Smart TVs;
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
•our anticipated investments into our technologies and capabilities;
•our ability to plan and execute our sales strategy during seasonal fluctuations in supply and demand;
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
•our ability to comply with existing, modified or new laws and regulations applying to our business, including with respect to data privacy, environmental requirements, taxation and security laws;
•our ability to implement, maintain and improve effective internal controls; and
•our ability to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach and to prevent system failures.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

GLOSSARY OF SELECTED TERMINOLOGY
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the following terms have the respective meaning as defined below:
Ad-supported Video on Demand (AVOD): Over-the-Top video services supported by serving ads. These include free platforms like YouTube TV, Pluto TV or our WatchFree+ as well as those, like Hulu, that charge a subscription fee in addition to serving ads.
Automatic Content Recognition (ACR): Technology that tracks viewing data on connected TVs. Advertisers and content providers use this data, among other things, to measure viewership reach and ad effectiveness.
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
Dynamic Ad Insertion (DAI): Technology that seamlessly replaces TV ads with targeted ads from the Smart TV in real time, across multiple inputs. HDTV: High-definition television.
Linear TV: Live, scheduled television programming distributed through cable, satellite or broadcast (antennae).
Multichannel Video Programming Distributor (MVPD): A service provider that delivers multiple television channels over cable, satellite, or wireline or wireless networks (e.g., Comcast’s Xfinity cable TV and DISH satellite TV).
Over-the-Top (OTT): Any app or website that bypasses MVPD distribution and provides streaming video content directly to viewers, over the internet (e.g., Disney+, Hulu, Netflix and YouTube TV).
Premium Video on Demand (PVOD): Similar to TVOD, but lets consumers access premium on-demand content at a higher price point. Examples include feature films made available alongside, or in place of, a traditional movie theater release.
SmartCast: VIZIO’s proprietary Smart TV operating system. The software platform where consumers can access VIZIO’s WatchFree+ as well as a wide array of third-party OTT apps (e.g. Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV).
Smart TV: A television with built-in internet capability. Often includes an operating system.
Subscription Video on Demand (SVOD): OTT services that generate revenue through selling subscriptions to consumers (e.g., Disney+ and Netflix).
Transactional Video on Demand (TVOD): Distribution method by which consumers purchase video-on-demand content to own or on a rental basis (e.g., Amazon Prime Video rentals and Fandango Now).
Virtual Multichannel Video Programming Distributor (vMVPD): An MVPD that is delivered over the internet; interchangeable with “linear OTT” (e.g., Sling TV and YouTube TV).
WatchFree+: VIZIO’s free, ad-supported OTT app. which offers access to news, sports, movies and general entertainment TV shows on demand and in a format similar to linear TV through programmed channels.

Part I
Item 1. Business
Our Mission
VIZIO’s mission is to deliver immersive entertainment and compelling lifestyle enhancements that make our products the center of the connected home.
Our Businesses
We operate two distinct but fully integrated businesses: Device and Platform+.
Device
We offer a portfolio of cutting-edge Smart TVs and a versatile series of sound bars that provide an immersive consumer entertainment experience and cater to a range of different consumer price segments. Our devices are sold both in stores and online, including at major national retailers, such as Amazon, Best Buy, Costco, Sam’s Club, Target and Walmart. We also sell our devices through our online channel at VIZIO.com.
Platform+
Platform+ is comprised of SmartCast, our award-winning Smart TV operating system, which enables our fully integrated entertainment solution, and Inscape, which powers our data intelligence and services.
SmartCast delivers a compelling array of content and applications through an elegant and easy-to-use interface. It supports many of the leading streaming apps, such as Amazon Prime Video, Apple TV+, discovery+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock, and YouTube TV, and hosts our own free, ad-supported app, WatchFree+. SmartCast also supports Apple AirPlay 2 and Chromecast functionalities to allow users to stream additional content from their other devices to our Smart TVs. It provides broad support for third-party voice platforms, including Amazon Alexa, Apple HomeKit and Google Voice Assistant, as well as second screen viewing to offer additional interactive features and experiences.
The VIZIO Value Proposition
Consumers
For consumers, we deliver a premium and interactive entertainment experience at an affordable price. We offer a large portfolio of Smart TVs and sound bars ranging in size, features and price to generate a broad market appeal. Our SmartCast operating system provides most of the leading streaming apps and, by aggregating consumer viewing data, offers personalized recommendations through an easy-to-use interface. Together, our Smart TVs and SmartCast operating system create an immersive and individualized entertainment experience.
Retailers
For retailers, we provide quality, affordable and competitive products that attract consumers across a broad range of demographics, drawing additional consumers to these retailers and helping grow their revenue. We support these retailers with a dedicated and experienced sales management team, who work with retailers to ensure a joint business strategy, cross promotions and shelf space optimization.
Content providers
For content providers, our large base of Smart TVs that are in millions of homes across the United States provides an additional avenue to increase viewership and subscriptions. SmartCast enables them to reach a growing audience that is shifting away from linear TV. We facilitate a win-win relationship with our content providers by acting as another distribution channel for their content. Our WatchFree+ provides an avenue for content providers to gain additional viewership and increase monetization opportunities. Additionally, our homepage serves as valuable real estate for content providers to promote new shows in order to drive engagement on their platforms.
Advertisers
For advertisers, we offer truly incremental reach to linear TV advertising as many VIZIO consumers either do not connect a cable or satellite box to their Smart TVs, or supplement their linear TV viewing with streaming content. Additionally, our ACR and DAI capabilities allow for more targeted advertising, including for those consumers who view linear TV on our Smart TVs. The combination of our significant reach, ability to target ads and data insights improve advertisers’ return on investment.
Our Technology
We are focused on providing the best consumer experience and powerful solutions for content providers and advertisers to reach a broad and engaged audience. We have developed an array of technologies that seamlessly integrate our hardware and software. Our integrated offerings allow us to provide exceptional value for consumers, retailers, content providers and advertisers.
SmartCast
Our application experiences are powered by a vast media library brought together by the SmartCast operating system. Through feed ingestion, content matching, and metadata merging services, the SmartCast home page aggregates content from major third-party OTT apps and our free, ad-supported streaming service, WatchFree+, to enable a content-centric user experience. SmartCast then leverages user data and behavior to optimize recommendations and search results using AI.
Automatic Content Recognition
We offer a cutting edge, screen-embedded ACR technology that increases transparency and enhances targeting abilities for advertisers, which is currently being licensed for measurement purposes. We access a wide range of TV viewing data from millions of TVs to help content providers and advertisers understand their audience.
Hardware and chipsets
Our approach to picture quality, including our use of advanced design and our own algorithms, create high-quality panels and give us a competitive advantage in the market when it comes to picture quality and user experience. We continue to invest in these technologies, and our high-performing TV picture quality is the culmination of our product design and specifications of LCD Panels, LED backlights, chipsets, software and Quantum Dot Films.
Our Products
While our Smart TVs and sound bars continue to generate the significant majority of our total net revenue, we believe our platform products provide the largest opportunity to profitably grow our business. We intend to significantly invest in expanding our advertising capabilities further accelerating the secular shift to connected TV advertising.
Advertising
Our advertising products benefit advertisers and content providers by offering them a range of options to connect with our audience. We utilize the data we collect through our SmartCast operating system to help advertisers deliver better ads and help content providers find the right audience for their programming.

Smart TVs
Our broad Smart TV portfolio consists of five series, each designed to target a specific consumer segment and their preferences for high picture quality, powerful processing and video performance, smart capabilities, a wide variety of content, streamlined connectivity and convenience features, and a stylish, modern industrial design.
Sound bars
Our broad collection of high-performance sound bars delivers the home theater experience with immersive sound, powerful performance, and modern designs optimized to fit the user’s room and television size. Our sound bars are voice assistant ready and include Bluetooth to allow consumers to easily pair and stream music by voice command or from their mobile device or personal computer, and every sound bar includes clear, quick-start instructions, mounting guides and common cables necessary for set-up, improving the out-of-box experience and reducing support calls.
Research and Development
We are passionate about designing cutting-edge products that drive consumer demand and enhance our brand. We believe that our future success depends, in part, upon our ability to continue to develop innovative new products, make enhancements to our existing products, and improve functionality and ease of use. We will continue to employ a consumer-focused design approach by providing innovative products that respond to, anticipate and even drive consumer desires for enhanced picture quality, audio quality, functionality, design and ease of use.
Our strong relationships with our supply chain partners allow us to collaborate with these partners on research and development with a significant pool of research and development capabilities and experience. Although we design our products in-house and perform high-value research and development in-house, we are able to leverage the resources of our suppliers’ research and development functions to execute quickly on new product introductions.
We design our products to be aesthetically pleasing, with a focus on premium picture quality and an intuitive user experience. Our products include next generation technology, such as full-array LED backlighting, which enhances the viewing experience.
Manufacturing, Logistics and Fulfillment
While all of our products are designed in California, we outsource manufacturing to a diversified base of manufacturers including BOE, Foxconn, Innolux, KIE, Tonly, TPV and Zylux, which purchase components and assemble our Smart TVs, sound bars and other entertainment products in facilities in China, Mexico, Taiwan, Thailand and Vietnam. The parts for our products are procured directly by our manufacturers. We utilize our business planning team to obtain competitive pricing on certain components, and we leverage our manufacturers’ volume purchases for best pricing on common parts. Televisions, sound bars and accessories are typically manufactured and packaged for retail sale and shipped via ocean freighter from our manufacturers in Asia and by trucks from our manufacturers in Mexico to logistics hubs. From the hubs, our devices are shipped using our logistics network of hubs and carriers to more than 250 ship to destinations. We typically take ownership of the products directly from these logistics hubs, and our logistics team manages this process as we deliver the products to our retailers. We utilize a vendor-managed inventory strategy that allows us to reduce costs across the supply chain and improve inventory flexibility.

Distribution and Marketing of Our Smart TVs and Sound Bars
While we sell to large and small retailers across the United States and directly to consumers through our website, we have historically focused on the large-scale distribution channels to drive the most efficient economies of scale and accelerate our market share. This approach enabled us to keep our fixed costs low and grow revenue rapidly.
Our marketing programs focus on engaging the wide spectrum of consumers from first-time shoppers to premium home theater enthusiasts, and leverage traditional advertising, high-impact sponsorships, and public relations, as well as more innovative digital marketing, social media, and retail marketing strategies that drive consideration and purchase.
Our in-store retail merchandising strategy focuses on engaging consumers with point of purchase displays that showcase the picture and audio quality of our products, explain the benefits of our TV’s smart capabilities, technologies and features. We believe our merchandising strategy helps streamline the final purchase decision with simple, consistent messaging at the point of sale, including packaging, fact tags, and other item level signage. Our merchandising programs are designed to target the key demographics of the shoppers in each channel and are optimized for effective deployment and compliance with retailers’ operations, from mass market to warehouse club to premium electronics retail environments.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our intellectual property and proprietary rights.
We own and utilize the trade name “VIZIO” and the VIZIO logo and trademark on all of our products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. As of December 31, 2021, we owned 640 active trademark registrations and applications throughout the world, including 43 active trademark registrations and applications in the United States.
As of December 31, 2021, we owned 318 issued patents and 121 pending, allowed or published but not yet issued patent applications in the United States, Australia, Brazil, Canada, Chile, China, France, Germany, Hong Kong, India, Japan, Mexico, Netherlands, New Zealand, South Korea and the United Kingdom. However, we cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. Our issued U.S. patents will expire between 2022 and 2040.
Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We receive such funding from the manufacturers either through direct reimbursement or payment of net purchase price. We cannot guarantee that we will be able to obtain such indemnities and reimbursements on favorable terms or at all.
Competition
We believe the principal competitive factors impacting the market for our devices are brand, price, features, quality, design, consumer service, time-to-market and availability. We believe that we compete favorably in these areas. The consumer electronics market in which we operate is highly competitive and includes large, well-established companies. Our Smart TVs face competition from large consumer electronics brands such as Amazon; Samsung, Sony, LG, Hisense, TCL and Onn, which was recently introduced by Walmart. Our sound bars face competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn.
Our Platform+ business competes both to be the entertainment hub of consumers’ homes and to attract advertising spend. We expect advertising spend to continue to shift from linear TV to connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung, as well as connected devices such as Roku, Amazon and Apple TV and traditional cable operators seeking to integrate streaming media into their existing offerings. We also compete with OTT streaming services such as Hulu and YouTube TV, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. We compete with these devices and services in part on the basis of user experience and content availability, including the availability of free content. In addition, we compete to attract advertising spending on the basis of the size of our audience and our ability to effectively target advertising.
Government Oversight, Regulation and Privacy Practices
In February 2017, we stipulated to the entry of a judgment in federal district court with, and paid certain penalties to, the Federal Trade Commission, the New Jersey Attorney General and Director of the New Jersey Division of Consumer Affairs to settle alleged violations of Section 5 of the Federal Trade Commission Act and New Jersey Consumer Fraud Act (the Order). The Order requires us to provide additional notices (separate and apart from our privacy policies) to consumers when our devices are collecting information about what consumers are watching on our devices (viewing data). Under the Order, VIZIO devices connected to the internet may only collect viewing data from devices which have expressly consented to this practice, after receiving notice of the collection, use and sharing of viewing data and we must provide instructions on how consumers may revoke such consent for our devices.
The Order also required us to delete certain viewing data we collected, prohibits us from misrepresenting our practices with respect to the privacy, security or confidentiality of consumer information we collect and requires us to maintain a privacy program with biennial assessments of that program and maintain certain records regarding our collection and use of consumer information. The obligations under the Order remain in effect until 2037.
We strive to provide a valuable, transparent, and user-directed Smart TV platform service. We maintain privacy policies, management oversight, accountability structures and technology processes designed to protect privacy and personal information. Our posted privacy policies are accessible to users of our devices or applications, and visitors to our websites. These privacy policies disclose how we collect, use, share and protect information we collect from or about consumers or their devices. We follow a documented privacy management program and strive to ensure that our posted privacy policies are complete, accurate, fully implemented and consistent with applicable legal requirements.
We collect and use personal information to create online accounts, effect e-commerce transactions, provide customer service, support and product registration, advertise VIZIO and third party products and services and for other purposes. We collect information through internet connected devices, such as Smart TVs, and also through our websites or mobile applications. We do not collect information about what content is playing on an internet connected VIZIO unit unless that unit has agreed to this collection, through an affirmative acceptance following display of a “separate and apart” disclosure regarding collection, use and sharing of such data, which meets or exceeds the Order’s requirements for prominence. Consumers also have means to opt-out of (if previously having opted-in to) this tracking through user settings on the device.
In addition to the Order, we are subject to numerous U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, data security, content regulation, intellectual property, competition, consumer protection, payment processing, environmental matters including product chemical contents and packaging , taxation including advertising related taxation, and other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent with our current policies and practices in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in new and rapidly evolving industries.
The regulatory framework for data protection, privacy and information security is evolving rapidly. For example, the CCPA went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law that significantly modifies the CCPA, the California Privacy Rights Act (CPRA) was passed by California voters in November 2020. Aspects of the CCPA, the CPRA and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, continue to evolve, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) and on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), both of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA and CPA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective on January 1, 2023 and July 1, 2023 respectively. The CDPA, CPA, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our business, financial condition and results of operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters.”
Human Capital
At VIZIO, we consider our relationship with our employees to be of the utmost importance and we strive to develop talent and invest in our employees. As of December 31, 2021, we had over 800 full time U.S.-based employees. We have not experienced a labor-related work stoppage, and none of our employees are currently covered by a collective bargaining agreement. In our efforts to manage our human capital, we seek to identify, attract, and retain employees who are aligned with and will help us progress towards our mission.
Culture and Ethics
We believe that our corporate culture starts with having a commitment to ethics and integrity. We have adopted a Code of Conduct and Business Ethics for our organization. We encourage employees to raise concerns free from retaliation, providing multiple avenues for reporting concerns including online and telephonic hotlines and the ability to report concerns anonymously.
In addition, we are a member of the Responsible Business Alliance (RBA) and have adopted their Code of Conduct for our manufacturing supply chain. As an RBA member, we are committed to complying with the RBA code of conduct and implementing the RBA’s approach and tools in the spirit of the industry’s common goals.
Diversity, Equity, and Inclusion
Having a diverse and inclusive workplace is important to us. We believe that having a corporate culture of inclusivity and respect for others is vital to the overall success of our business. As of December 31, 2021, 60% of our Board of Directors was from underrepresented communities as defined by California AB 979, and 40% of our Board of Directors are women.
In 2021, we embarked on several programs to seek out diverse talent. This includes participating in career fairs at HBCU’s and partnering with a non-profit dedicated to empowering women in technology and to promote open positions and internship opportunities. We also have a strong commitment to hiring former military personnel and have partnered with a non-profit organization that provides coding courses to veterans and serves as a career pipeline for open positions at the Company.
We are an equal opportunity employer committed to diversity in the workplace. We consider all qualified candidates for employment without regard to race, color, religion, sex, sexual orientation, gender identity, gender expression, national origin, protected veteran status, disability, or any other basis protected by law.

Compensation and Benefits
Our compensation and benefits package is designed to attract the talent necessary to grow and build our business and contribute to the long-term success of the organization. Our compensation package typically includes base salary, annual profit-sharing bonus, annual equity incentive award including an initial grant of RSUs and recurring grants every year thereafter, health insurance, dental insurance, 401(k) with matching, employee stock purchase program, and paid time off including paid parental leave.
In addition, to help our employees continue to grow in their careers and expand their skill sets, we provide our employees with access to free training programs and online courses. In addition, we also offer a tuition reimbursement program that allows employees to participate in courses of study at accredited colleges and universities and to participate in courses with organizations specializing in job and career-related education and training.
Employee Satisfaction
Employee satisfaction is a critical component to the ensuring the long-term success of an organization. We engage with our employees periodically throughout the year through Employee Pulse Surveys to ask key questions regarding the programs and services offered to our employees and solicit feedback for ways in which the organization can change to better align with the needs of our workforce.
Employee Wellness
We recognize the health and well-being of our employees is an important aspect of every employee and their ability to thrive at work and at home. We provide several employee wellness programs, including Wellness Wednesdays, which include virtual wellness classes such as Pilates and meditation, and a virtual wellness program which includes wellness contents and rewards such as earning additional paid-time off work for completing wellness activities. Our wellness programs also include providing access to classes and educational resources covering topics such as financial wellness, mental well-being, nutrition, and sleep.
COVID-19 Response
We responded quickly to the COVID-19 pandemic, recognizing the unique challenges it posed to our business and our employees and their families. We transitioned most employees to a voluntary in-office schedule with the majority of our workforce working remotely throughout the pandemic. We kept our offices open to allow employees whose positions could not be performed at home to work safely in-office, and also allow employees who preferred to work in-office the ability to do so. We created a COVID Task Force, who helped develop and implement new policies and procedures to protect our workforce and mitigate the spread of COVID-19. In addition, to help keep our team members engaged and provide a platform for social interactions, we hosted multiple virtual events for our workforce. We are currently maintaining a remote or hybrid schedule with our workforce.
Community and Social Impact
Making meaningful contributions to society helps to foster a sense of community for our workforce and provides our employees with opportunities to support causes that are important to them. Throughout the year we sponsor several corporate philanthropic programs for our employees to participate in, with employee and employer-based contribution opportunities. Through these philanthropic programs, VIZIO and our workforce contributed to charitable organizations such as Habitat for Humanity, Toys for Tots, and Feeding America.

Sustainability
We understand the importance of sustainability and have taken steps to help mitigate our environmental impact. We operate an electronic waste recycling program that has been recognized multiple times by the United States Environmental Protection Agency. In 2021, our electronic waste recycling program partnered with a third-party certified recycler to divert over 30 million pounds of electronic waste from landfills. These pounds were either recycled or refurbished and resold following applicable legal requirements. In addition, in 2021 we had team members serving in leadership capacities within the electronics recycling arena including the E-stewards Leadership Council, Electronics Recycling Representative Organization, and Washington Materials Management & Financing Authority.
Corporate Information
We were incorporated in October 2002 as VIZIO, Inc., a California corporation. We reincorporated in Delaware in March 2021 as VIZIO Holding Corp. through a holding company reorganization. Our principal offices are located at 39 Tesla, Irvine, California, and our telephone number is (949) 428-2525. We completed our initial public offering in March 2021 and our Class A common stock is listed on the New York Stock Exchange under the symbol “VZIO.” Unless the context requires otherwise, the words “VIZIO,” “we,” “Company,” “us” and “our” refer to VIZIO Holding Corp. and our wholly-owned subsidiaries.
Available Information
Our website is located at www.VIZIO.com, and our investor relations website is located at investors.vizio.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (SEC). The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (investors.vizio.com), our Twitter account (@VIZIO) and our blog (accessible via vizio.com/en/newsroom) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.

Item 1A. Risk Factors
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and all the other information in this Annual Report on Form 10-K , before you decide to purchase any shares of our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the ongoing COVID-19 pandemic and any worsening of the global business and economic environment as a result. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•Decreases in average selling prices of our Smart TVs and other devices may reduce our total net revenue, gross profit and results of operations, particularly if we are not able to reduce our expenses commensurately.
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
•If we do not effectively maintain and further develop our device sales channels, including developing and supporting our retail sales channels, or if any of our retailers experience financial difficulties or fails to promote our devices, our business may be harmed.
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
•Our net revenue and results of operations vary significantly from quarter to quarter due to a number of factors, including changes in demand for the devices we sell, including seasonal fluctuations reflecting traditional retailer and consumer purchasing patterns.
•The multi-class structure of our common stock has the effect of concentrating voting power with our Founder, Chairman and Chief Executive Officer, William Wang, and his affiliates, which will limit your ability to influence or direct the outcome of key corporate actions and transactions, including a change of control.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Risks Relating to Our Industry and Business
Decreases in average selling prices of our Smart TVs and other devices may reduce our total net revenue, gross profit and results of operations, particularly if we are not able to reduce our expenses commensurately.
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
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 76%, 85% and 88% of our net revenue for the years ended December 31, 2021, 2020, 2019, respectively. A decline in the volume of sales, whether due to macroeconomic conditions, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than it would if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations.
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
While we are evaluating other devices and services to add to and diversify our offerings, we may not be successful in identifying or executing on such opportunities, and we expect sales of televisions to continue to represent most of our total net revenue for the foreseeable future. Further, the success of Platform+ relies on continued sales of our Smart TVs in order to generate additional consumers who could become SmartCast Active Accounts. Because our SmartCast operating system is only available on our Smart TVs, the growth of Platform+ will be limited by the number of Smart TVs we sell. In addition, certain of our other new device offerings in the past, including sound bars, have been complementary to Smart TV purchases, and sales of such devices are correlated with Smart TV purchases. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell our Smart TVs.

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
We compete primarily with established, well-known television manufacturers, established media entertainment device companies, as well as more recent entrants to the branded television market. Our principal competitors include: Samsung, LG, TCL, and Hisense. In addition, one of our significant retailers, Walmart, has introduced its own brand of televisions and has chosen and may continue to choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. We face sound bar competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn. Any reduction in our ability to place and promote our devices, or increased competition for available or desirable shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our devices.
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
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, discovery+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon (including Fire TV Sticks) and Google (including Chromecast) that provide broadband delivered digital content directly to a consumer’s television connected to their device. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung. We also face competition from online content providers and other PC software providers who deliver digital content directly to a consumer’s personal computer, which in some cases may then be viewed on a consumer’s television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.
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
If we are unable to provide a competitive entertainment offering through SmartCast, we may not maintain or increase SmartCast Active Accounts, SmartCast Hours and SmartCast ARPU as defined in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our business, financial condition and results of operations may be harmed.
Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $308.7 million, $147.2 million and $63.2 million in 2021, 2020 and 2019, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
The growth of our Platform+ business depends in part on the continued sales of our Smart TVs in order to generate additional consumers who could become SmartCast Active Accounts. Because our SmartCast operating system is only available on our Smart TVs, the growth of Platform+ depends in part on the number of new Smart TVs we sell and our ability to convert those purchasers into SmartCast Active Accounts. To the extent retailers and consumers do not continue to purchase our Smart TVs, we may not be able to grow our SmartCast Active Accounts, SmartCast Hours or Platform+ net revenue, and these metrics may decline if existing consumers decide to purchase from another brand when they purchase a new television. If we fail to deliver upgraded and new Smart TVs that our retailers and consumers want, we may not be able to continue to grow our Platform+ business, and our business, financial condition and results of operations may be harmed.
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
Our net revenue and results of operations vary significantly from quarter to quarter due to a number of factors, including:
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
•changes and uncertainty in the legislative, regulatory and industry environment, including changes in tax laws, for us, our customers, our retailers or our manufacturers;
•the impact of COVID 19, including supply chain issues and labor shortages;
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses for the years ended December 31, 2021, 2020, 2019 were $32.8 million, $31.3 million and $22.7 million, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation, brand, business, financial condition and results of operations.
Further, as we have grown, our business has become increasingly complex. To effectively manage and capitalize on our growth, we must continue to expand our sales and marketing infrastructure, engineering, focus on innovative device development and upgrade our management information systems and other processes. Our continued growth could strain our existing resources, and we could experience ongoing operating difficulties in managing our business across numerous jurisdictions, including difficulties in hiring, training and managing a diffuse and growing employee base. Failure to scale and preserve our company culture with growth could harm our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we do not adapt to meet these evolving challenges, or if our management team does not effectively scale with our growth, we may experience erosion to our brand and the quality of our devices may suffer.
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
We are dependent in part on our ability to monetize video ad inventory on WatchFree+ video ad inventory that we obtain from the publishers of ad-supported channels, and through our inventory share with certain AVOD services. We generate advertising revenue by selling ad inventory on our own services and through certain third-party AVOD services. We may fail to attract content providers for these services that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our access to video ad inventory on our platform, including on WatchFree+ varies greatly. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, we may not be able to increase our SmartCast ARPU and our business may be harmed.
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
Since the first quarter of 2020, the COVID-19 pandemic, the responsive measures that we and other parties have taken, and the resulting economic consequences have affected our business. In 2020, we experienced year-over-year growth in Device net revenue and gross profit driven by increased demand due to shelter-in-place orders and fiscal stimulus funds. However in 2020 and most of 2021, we also encountered supply chain disruptions due primarily to an industry-wide increase in demand for televisions and other media entertainment devices as well as resurgences in COVID-19 cases due to new variants, suppliers operating at limited capacity due to regional restrictions, shipping and logistical delays, and the temporary closing of certain retail locations. The pandemic led to industry-wide supply chain challenges that resulted in delayed product availability. These challenges included shipping and logistics challenges and significant limits on component supplies. In the second half of 2021, as shelter-in-place orders were lifted, demand began to normalize. As a result, for the year ended December 31, 2021, we experienced decreases in our Device gross profit margin due to higher cost of component parts and freight both of which stemmed from the lingering impact of COVID-19.
While the increase in demand for televisions seen in response to shelter-in-place orders and other precautionary COVID response measures benefited our business and results of operations in 2020 and the first half of 2021, we expect that demand in future periods may be adversely impacted due to consumers having accelerated purchasing decisions. The supply chain challenges had adversely impacted our business, and may adversely impact our ability to meet our product demand in the future, which could result in additional costs, result in customer dissatisfaction in the event of continued inventory shortages, or may otherwise adversely impact our business, financial condition, and results of operations.
It is also possible that continued economic uncertainty related to the COVID-19 pandemic or reduced consumer purchasing power due to inflation may further reduce future sales.
The spread of COVID-19 has caused us to take precautionary measures intended to help minimize the risk of the virus to our employees, including instituting work-from-home policies, suspending non-essential business travel, shifting from in-person to virtual meetings, events and conferences, and instituting a variety of health and safety protocols. We may take further actions as required by federal, state and local government authorities or that we determine are in the best interests of our employees, retailers and business partners, but which may also result in a slowdown of our operations. An extended period of remote work arrangements could disrupt our business or adversely impact employee productivity, introduce additional business and operational risks, including cybersecurity risks, and make it more difficult for us to effectively manage our business. Additionally, efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and will involve additional financial burdens. The pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational challenges that may harm our business. We also may incur significant operating costs and be exposed to increased liability risks as a result of the COVID-19 pandemic.
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
Our Smart TVs and sound bars are consumer discretionary items. As such, our results of operations tend to be sensitive to changes in conditions that impact the level of consumer spending for discretionary items, including general macroeconomic conditions, consumer confidence, employment levels, interest rates, tax rates, the availability and cost of consumer credit, consumer debt levels and fuel and energy costs. As global economic conditions continue to be volatile and economic uncertainty remains, consumer discretionary spending may also remain unpredictable and subject to reductions due to credit constraints and uncertainties. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, may also impact the level of consumer spending for discretionary items. These factors may lead consumers to delay or reduce purchases of our devices. Further, economic downturns may lead to a reduction in advertising spending and harm the results of operations of Platform+. Our sensitivity to economic cycles and any related fluctuation in consumer demand may harm our business, financial condition and results of operations. For example, we believe that consumer demand was accelerated in 2020 due to shelter-in-place orders, work-from-home policies and other measures taken in response to the COVID-19 pandemic, and in late 2021, we began to see demand normalize to pre-pandemic levels. As a result, we expect consumer demand to fluctuate in future periods, particularly to the extent a resurgence of COVID-19 causes global or regional recessions.
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
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional, offline advertising, such as offline television, radio and print. The future growth of our business and, in particular, our Platform+ offerings, will depend on the continued integration of television and digital advertising, and on advertisers increasing their spend on television and digital advertising, and we cannot be certain that they will do so. We have invested to improve digital advertising, such as through our automatic content recognition (ACR) and Dynamic Ad Insertion (DAI) technologies, but these technologies are still under development, and even if successfully developed, these efforts may not prove commercially successful. If advertisers do not perceive meaningful benefits from the integration of television and digital advertising, and in particular the benefit of viewing behavior data, including in terms of cost effectiveness, then the digital advertising market and our Platform+ offerings may develop more slowly than we expect, which may harm our business, financial condition and results of operations.
Changing consumer preferences towards data collection, privacy and security could cause consumers not to opt-in to or to opt-out of our data collection practices, which could harm our Platform+ business.
Certain of our data policies require consumers to opt-in to the collection, use, and disclosure of their data, including viewing data. Data collection, privacy and security have become the subject of increasing public concern and changing consumer preferences towards data collection, privacy and security could adversely affect consumer willingness to opt-in to our collection of their data. For example, prior to collection of information from a device about the content viewed on that television, we must prominently disclose to the consumer, separate and apart from any privacy policy, the types of data that will be collected, used and shared with third parties, including the identity or specific categories of such third parties, and the purposes for sharing of such information, and then obtain the consumer’s affirmative express consent. Consumers may be reluctant or unwilling to opt-in to the collection of viewing data, and consumers that have opted-in to the collection of viewing data may opt-out of the collection of viewing data through the Smart TV user settings at any time.
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
Our business is heavily dependent upon highly complex data processing capability. Protection of our data centers and the third-party data centers at which we collect and maintain data against damage or interruption from fire, flood, earthquakes, tornadoes, other natural disasters, acts of war (including Russia’s actions in Ukraine) or terrorism, cybersecurity attacks, ransomware, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, viruses, denial of service attacks, fraud or other disasters and events beyond our control is critical to our continued success. We also rely on bandwidth providers, internet service providers and mobile networks to deliver data to us from Smart TVs and the online content available through our Smart TVs is dependent on links to telecommunication providers. Any damage to, failure of, or outages of the systems of the data centers that we utilize or the systems of our third-party providers could result in interruptions to the availability or functionality of our Inscape data services or our Smart TVs. If for any reason our arrangements with our third-party providers, including providers of our third-party data centers, are terminated, we could experience additional expense in arranging for new technology, services and support. In addition, the failure of the data centers that we utilize or any third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our devices or impede our ability to scale our operations.
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
We are increasingly dependent on information systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-used software and technology infrastructure) and there may be a rise in the threat, frequency and/or sophistication of cyber attacks due to the recent geopolitical tensions, so we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
•political, economic and social instability, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions) or armed conflict;
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
Our key manufacturing, supply, assembly and distribution partners have global operations, including in Vietnam, China, Taiwan, Mexico and Thailand as well as the United States. Political instability or crises, civil unrest, the effects of climate change, adverse weather conditions, natural disasters and other catastrophes, epidemics or outbreaks of disease in any of those countries, public health crises, including the COVID-19 pandemic, or political crises, such as terrorist attacks, war and other political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, may harm our business, financial condition and results of operations. Any prolonged occurrence of these or other events or conditions in any of these locations may interrupt the business operations of our manufacturers as well as the manufacturers of key components, including LCD and OLED panels, which may harm our business and results of operations. For instance, health or other government regulations adopted in response to a natural disaster, epidemic, including the COVID-19 pandemic, or outbreak, or a severe disruption or increase in the pricing of basic food stuffs, may require closure of our manufacturers’ facilities and/or our retailers’ facilities, leading to reduced production, delayed or cancelled orders and decrease in demand for our devices. These regulations also could result in severe travel restrictions and closures that would restrict our ability to ship our devices.
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
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our four largest retailers, measured by net revenue, accounted for 85%, 85%, 87% of our Device net revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Moreover, Best Buy, Sam’s Club, Costco and Walmart each accounted for more than 10% of our Device net revenue for the years ended December 31, 2021, 2020, and 2019. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
We do not typically enter into binding long-term contracts with our retailers. We generally sell our devices on the basis of purchase orders, and our retailers may cancel or defer orders with little or no notice and without significant or any penalties. Our ability to maintain close and satisfactory relationships with our retailers is important to the ongoing success and profitability of our business. If any of our significant retailers reduces, delays, or cancels its orders, or the financial condition of our key retailers deteriorates, our business may be seriously harmed. In addition, our retailers may become competitors. For example, one of our significant retailers, Walmart, has introduced its own brand of televisions, Onn, and may choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. If we were to lose one of our major retailers, or if a major retailer were to significantly reduce its volume of business with us or provide more or better shelf space to devices of our competitors, our Device net revenue and Device gross profit could be materially reduced, which could have a significant adverse impact on our business, financial condition and results of operations.
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
We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (ODMs). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our four largest manufacturers accounted for 89%, 90%, and 84% of our inventory purchases for the years ended December 31, 2021, 2020, 2019, respectively.
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
•geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, may lead to changes in U.S. or foreign trade policies and general economic conditions that impact our business; and

•natural disasters, fires, pandemics, climate change, acts of terrorism or other catastrophic events which disrupt manufacturing operations or shipping routes.
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
To ensure adequate inventory supply and meet the demands of our retailers, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular devices. Our ability to accurately forecast demand for our devices could be affected by a multitude of factors, including the timing of device introductions by competitors, unanticipated changes in general market demand (which we experienced recently as a result of the COVID-19 pandemic), macroeconomic conditions or consumer confidence. We provide our manufacturers with a rolling forecast of demand, which they use to determine material and component requirements. Lead times for ordering materials and components, especially key components such as LCD and OLED panels, vary significantly and depend on various factors, such as the specific component manufacturer, contract terms and demand and supply for a component at any given time. We rely on our manufacturers and their suppliers to manage these lead times. If our forecasts are less than our actual requirements, our manufacturers and their suppliers may be unable to manufacture our devices or their components in sufficient quantity or in a timely manner, and we may be unable to meet retailer demand for our devices, or may be required to incur higher costs to secure the necessary production capacity and components. We experienced each of these effects in 2020 and 2021, due to an unexpected increase in consumer demand due to the COVID-19 pandemic. We could also overestimate future sales of our devices and risk causing our manufacturers to carry excess device and component inventory, which could result in our providing increased price protection or other sales incentives, which may harm our Device net revenue and Device gross profit. The cost of the components used in our devices also tends to drop rapidly as volumes increase and technologies mature. Therefore, if our manufacturers or their suppliers are unable to promptly use the components purchased in anticipation of our forecasts, the cost of the devices we sell may be higher than our competitors due to an over-supply of higher priced components.
Furthermore, a failure to deliver sufficient quantities of devices to meet the demands of our retailers may cause us to lose retailers. At certain times in the past, including in 2021, we have been unable to supply the number of Smart TVs demanded by certain of our retailers. If this were to occur more frequently, our relationship with these retailers may be materially affected, and they may decide to seek other sources of supply or cease doing business with us altogether.
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
We currently rely primarily on only two third-party logistics providers for our warehousing and transportation needs that are not already handled by our manufacturers. We have no assurance that business interruptions will not occur as a result of the failure by these providers to perform as expected or that either of these logistics providers will meet the needs of our Device business. Further, if we are unable to properly manage our relationships with our logistics providers, including by accurately forecasting our requirements, our net revenue, results of operations and gross profit may be harmed. We cannot ensure that our logistics providers will continue to perform services to our satisfaction, in a manner satisfactory to our retailers, manufacturers and their suppliers, or on commercially reasonable terms. Our manufacturers could become dissatisfied with our logistics providers or their cost levels and refuse to utilize either of these logistics providers. Our retailers could become dissatisfied and cancel their orders, impose charges on us or decline to make future purchases from us if a logistics provider fails to deliver devices on a timely basis and in compliance with retailers’ shipping and packaging requirements, thereby increasing our costs and/or potentially causing our reputation and brand to suffer. If one of our logistics providers is not able to provide the agreed services at the level of quality we require or becomes unable to handle our existing or higher volumes, we may not be able to replace such logistics provider on short notice, which may harm our business.
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
Most of our agreements with content providers are not long-term and can be terminated by the content providers under certain circumstances. Any disruption in the renewal of such agreements may result in the removal of certain content from our streaming platform and may harm our SmartCast Active Account growth and engagement.
We enter into agreements with all our content providers, which have varying terms and conditions, including expiration dates. Our agreements with content providers generally have terms of one to three years and can be terminated before the end of the term by the content provider under certain circumstances, such as if we materially breach the agreement, or occasionally without cause. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content providers on our streaming platform. We have in the past and in the future may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain content from our streaming platform. The loss of any content from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content providers on terms favorable to us, or at all, if these content providers face problems in delivering their content across our platform, or if these content providers do not prioritize development applications for our platforms, then we may lose advertisers or consumers and our business may be harmed.
A small number of content providers represent a disproportionate amount of content consumed on our Smart TVs, and if we fail to monetize these relationships, directly or indirectly, our business, financial condition and results of operations may be harmed.
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the year ended December 31, 2021, and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.

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
For example, the European Union (EU) General Data Protection Regulation (GDPR) imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects. Numerous legislative proposals also are pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data privacy and protection that could affect us. We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and security in the United States and other jurisdictions in which we operate.
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
California law requires manufacturers that sell or offer to sell connected devices in California to equip each device with reasonable security features that are appropriate to the nature of the device, appropriate to the information it may collect, contain or transmit, and designed to protect the device and information on the device from unauthorized access, destruction, use, modification or disclosure. In addition, we are subject to other laws and regulations that obligate us to employ reasonable security measures.
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
We have implemented security measures in an effort to comply with applicable laws, regulations and other obligations, but given the evolving nature of security threats and evolving safeguards and the lack of prescriptive measures in many applicable laws, regulations, and other obligations, we cannot be sure that our chosen safeguards will protect against security threats to our business, including the personal information that we process, or that a regulator or other third party may not consider our security measures to be appropriate, reasonable, and/or in accordance with applicable legal requirements. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing or spearphishing attacks or the introduction of ransomware or malware, and we may remain responsible for access to, loss or alteration of, or unauthorized disclosure or other processing of our data despite our security measures. Any actual or perceived failure to adequately protect information may subject us to legal, regulatory and contractual actions and may harm our reputation, brand, business, financial condition and results of operations.
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

We are subject to taxation-related risks in multiple jurisdictions, and the adoption and interpretation of new tax legislation, tax regulations, tax rulings, or exposure to additional tax liabilities could materially affect our business, financial condition and results of operations.

We are a U.S.-based multinational company subject to income and other taxes in the United States and other foreign jurisdictions in which we do business. As a result, our provision for income taxes is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our global provision for income taxes, value added and other similar taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. It is possible that our tax positions may be challenged by tax authorities, which may have a significant impact on our global provision for income taxes. If such a challenge were to be resolved in a manner adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
Tax laws are regularly re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of multinational companies. If U.S. or other foreign tax authorities change applicable tax laws, or if there is a change in interpretation of existing law, our overall liability could increase, and our business, financial condition and results of operations may be harmed.

In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate In addition, beginning in 2022, the Tax Act will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period, which is currently not applicable to us but may be in the future. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of the Tax Act is subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Additionally, both the Biden administration and Congress have proposed to increase the U.S. corporate income tax rate and the tax rate on foreign earnings. In addition, the Organisation for Economic Co-operation and Development (OECD), the European Union (EU), as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
Future transfers by Mr. Wang and his affiliates of the Class B common stock they hold will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date fixed by the Board of Directors that is no less than 61 days and more than 180 days following (i) the first date on which the number of shares of Class B common stock held by Mr. Wang and his affiliates is less than 25% of the Class B common stock held by Mr. Wang and his affiliates as of immediately prior to the completion of our IPO (the 25% Ownership Threshold); (ii) the date on which Mr. Wang is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as chief executive officer and (B) Mr. Wang is no longer a member of our Board of Directors, either as a result of Mr. Wang’s voluntary resignation or as a result of a request or agreement by Mr. Wang not to be re-nominated as a member of our Board of Directors at a meeting of our stockholders. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by our Board of Directors (or if there is no such person, then our secretary then in office).
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
•general economic conditions in domestic or international markets caused by geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions;
•changes in accounting principles;
•sales of our Class A common stock, including sales by our executive officers, directors and significant stockholders, short selling of our Class A common stock, or the anticipation of sales;
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
We are a “controlled company” within the meaning of the New York Stock Exchange rules. As a result, we qualify for, and rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
As a result of our multi-class common stock structure, William Wang, our Founder, Chairman and Chief Executive Officer controls, a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
Our corporate documents and Delaware law contain provisions that may enable our Board of Directors to resist a change in control of our company even if a change in control were to be considered favorable by our stockholders. These provisions include, among other things, the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval.
These provisions, our multi-class common stock structure and Mr. Wang’s overall voting power, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for other stockholders to take certain corporate actions such as the election of directors of their choosing. For example, following the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the Voting Threshold Date), our stockholders will only be able to take action at a duly called annual or special meeting of our stockholders and may not be able to effect action by written consent.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants, and provided that this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the Exchange Act).
Section 22 of the Securities Act of 1933, as amended (the Securities Act), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
We are required to satisfy the listing requirements and rules of the New York Stock Exchange, which results in us incurring significant legal, accounting and other expenses. We also incur costs associated with public company reporting requirements and corporate governance requirements, including additional directors’ and officers’ liability insurance and requirements under the Sarbanes-Oxley Act of 2002 (the SOX Act) as well as rules implemented by the Securities and Exchange Commission (the SEC) and the New York Stock Exchange. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, and have made, and will continue to make, certain activities more time consuming and costly. Further, we have incurred costs in connection with hiring additional legal, accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. Any of these expenses may harm our business, financial condition and results of operations.

If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which may harm our business or share price.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. Pursuant to the SOX Act, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error or collusion, the circumvention or overriding of controls or fraud. If we fail to maintain an effective system of internal controls, our business, financial condition and results of operations may be harmed, and we could fail to meet our reporting obligations, which may harm our business and our share price.
We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the SOX Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Both our independent auditors and we will be testing our internal controls pursuant to the requirements of Section 404 of the SOX Act and could, as part of that documentation and testing, identify areas for further attention or improvement. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, sales incentives, accounts receivable and allowance for doubtful accounts, share-based compensation expense, excess and obsolete inventory write-downs, warranty reserves, long-lived assets and accounting for income taxes including deferred tax assets and liabilities.
Our results of operations may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Irvine, California, which we wholly own one building, located at 35 Tesla, and have a minority ownership in another building, located at 39 Tesla. We lease the office building located at 39 Tesla from an entity which is principally owned by two of our employees, our Chief Executive Officer and another employee. We also lease a building at 43 Tesla that includes office and warehouse space. We also lease facilities in Bentonville, Arkansas; Bloomington, Minnesota; Dakota Dunes, South Dakota; Dallas, Texas; New York, New York; San Francisco, California; Denver, Colorado, and Seattle, Washington.

Item 3. Legal Proceedings
See discussion under the heading Legal Proceedings in Note 19 to the consolidated financial statements included in Part 2, Item 8 of this report.

Item 4. Mine Safety Disclosures
Not applicable

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on The New York Stock Exchange under the symbol “VZIO” Our Class B and Class C common stock are neither listed nor traded.
Holders of Record
As of December 31, 2021, there were approximately 35 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2021, there were four stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by William Wang through various trusts and there are no shares of our Class C common stock issued or outstanding.
Dividend Policy
We have paid cash dividends on our capital stock in the past however we do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering
On March 29, 2021, we closed our initial public offering (IPO) of 12,250,000 shares of our Class A common stock at a public offering price of $21.00 per share. We issued and sold 7,560,000 shares of Class A common stock, and certain stockholders sold an aggregate of 4,690,000 shares of Class A common stock. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253682), which was declared effective by the SEC on March 24, 2021. We received net proceeds of approximately $144.9 million after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of $3.1 million. On March 31, 2021, certain stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the selling stockholders. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 25, 2021, pursuant to Rule 424(b) of the Securities Act.
The underwriters of our IPO were J.P. Morgan Securities LLC; BofA Securities, Inc.; Wells Fargo Securities, LLC; Guggenheim Securities, LLC; Needham & Company, LLC; Piper Sandler & Co.; and Roth Capital Partners, LLC. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and a peer group of companies. Because no published index of comparable device and platform companies is currently available, we have used a peer group of companies for the purposes of this graph. The peer group is made up of Logitech International, S.A., Peloton Interactive, Inc., Roku, Inc., Sonos, Inc. and The Trade Desk, Inc. Not all of the companies included in the peer group are in the lines of business in which we are engaged. Additionally, the market capitalization of some of the companies included in the peer group is different from ours.
The graph assumes $100 was invested at the market close on March 25, 2021, the date our Class A common stock commenced trading on the New York Stock Exchange. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. VIZIO, Inc. (California VIZIO) is the predecessor of the issuer, VIZIO Holding Corp. for financial reporting purposes, and its consolidated financial statements are our consolidated financial statements. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to, those discussed in Part I, Item 1A “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Overview
VIZIO is driving the future of televisions through our integrated platform of cutting-edge Smart TVs and powerful SmartCast operating system. Every VIZIO Smart TV enables consumers to search, discover and access a broad array of content. In addition to watching cable TV, viewers can use our platform to stream a movie or show from their favorite OTT service, watch hundreds of free channels through our platform, including on our WatchFree+ offering, enjoy an enhanced immersive experience catered to gaming or access a variety of other content options. Our platform gives content providers more ways to distribute their content and advertisers more tools to target and dynamically serve ads to a growing audience that is increasingly transitioning away from linear TV.
We currently offer:
•a broad range of high-performance Smart TVs that encompass a variety of price points, technologies, features and screen sizes, each designed to address specific consumer preferences;
• a portfolio of innovative sound bars that deliver immersive audio experiences; and
•a proprietary Smart TV operating system, SmartCast, which enhances the functionality and monetization opportunities of our devices.
Financial and operating results for the year ended December 31, 2021 as compared to the corresponding period of last year included:
•Net revenue increased 4% to $2.1 billion
•Platform+ net revenue grew 110% to $308.7 million
•Gross profit increased 10% to $326.3 million
•Platform+ gross profit grew 88% to $210.6 million
•SmartCast Hours increased 26% to 14.6 billion
•SmartCast Active Accounts grew 24% to 15.1 million
•Average Revenue Per User (ARPU) grew 67% to $21.68
On March 29, 2021, we closed our initial public offering (IPO) of 12,250,000 shares of our Class A common stock at a public offering price of $21.00 per share. We issued and sold 7,560,000 shares of Class A common stock, and certain stockholders sold an aggregate of 4,690,000 shares of Class A common stock. We received net proceeds of approximately $144.9 million after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of $3.1 million. On March 31, 2021, certain stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. We did not receive any proceeds from the sale of shares by the selling stockholders. Additionally, in connection with the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into an aggregate of 30,315,600 shares of Class A common stock.
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
Platform+
Our state-of-the-art Smart TV operating system, SmartCast, delivers a vast amount of content and applications through an elegant and easy-to-use interface. SmartCast supports most leading streaming content apps such as Amazon Prime Video, Apple TV+, discovery+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV, and hosts our own free, ad-supported app, WatchFree+.
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
We monetize these capabilities through:
•Advertising
•Video advertising: Ad inventory on services such as WatchFree+, and certain third-party AVOD services. In exchange for distributing their content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers
•Home screen: Ad placements on our SmartCast home screen by streaming services, studios and other consumer brands
•Partner marketing: Branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos
•Data licensing
•Inscape: Fees from ad tech companies, advertising agencies and networks to license data generated from our Inscape technology to inform their ad buying decisions
•Content distribution, transactions and promotion
•Branded buttons on remote controls: Partners who want to place a button for their service on our VIZIO remote controls so that consumers can have quick access to their service
•SVOD and vMVPD: Revenue shared by SVOD and vMVPD services on new user subscriptions activated or reactivated through our platform
•PVOD and TVOD: Revenue shared by PVOD and TVOD services for purchases initiated on our platform

•As the Smart TV evolves to take on a more prominent role in the connected home, we believe new monetization opportunities will develop. For example, we expect:
•A growing user base will lead to higher advertising revenue, especially as our user base increasingly includes audiences no longer reachable through linear TV
•The vast amount of data obtained through our platform will improve the effectiveness of advertisement, generating higher returns for advertisers and potentially increasing ad rates for us
•That data will be used to create more personalized content recommendations and drive higher user engagement
•Additionally, interactive ads and improved subscription billing can increase the number of purchases made on our platform, including subscriptions, content rentals, ecommerce, food delivery and other micro transactions, for which we will receive a portion of the sales
Overview of our supply chain
We design our products in-house in California and we work closely with our ODMs, panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods transfers from the ODM to us once we ship the product to a retailer. We believe that our asset-light business model fosters efficient operations with a low fixed-cost structure; coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. Through these efficiencies, we are able to offer consumers high quality products at affordable prices. Since the first quarter of 2020, the COVID-19 pandemic, and the responses to it have impacted our business. During much of 2020 and early 2021 we experienced increased demand for our products due to the combined impact of stay at home orders and fiscal stimulus. Due to the surge in demand and supply chain and logistical partners operating at limited capacity we encountered reduced channel inventory levels at several retailers. This contributed to Smart TV shipments declining year-over-year.
Our sales and marketing approach
Retailers
We have maintained long-standing relationships with many of the leading retailers. Our sales and marketing team works closely with these retailers to develop marketing and promotion plans, manage inventory, deploy go-to-market strategies, educate their salesforce and optimize the effectiveness of retail space for our devices.
Consumers
Our marketing team is focused on building our brand reputation and awareness to drive consumer demand for our products. Our marketing approach is to emphasize value, which is to deliver quality products with leading technology at affordable prices, which enhance the entertainment experience. Our products and value proposition have earned numerous awards and accolades from popular press.
Advertisers
We offer an attractive value proposition for advertisers to reach consumers who are increasingly “cutting the cord.” As we continue to build out our Platform+ advertising sales force, we intend to significantly increase our presence and recognition among advertising agencies, advertisers and content providers through the television advertising ecosystem. In addition, we expect our audience size and data capabilities to continue to resonate with ad buyers looking to increase their connected TV ad spend.

Key Business Metrics
We review the following key operational and financial metrics and non-GAAP financial measure to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Operational metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our revenue currently, and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the year ended December 31, 2021, we shipped 5.5 million Smart TVs, a 22% year-over-year decrease. We expect Smart TV shipments will fluctuate from period to period in the future as consumer demand fluctuates.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At December 31, 2021, SmartCast Active Accounts were 15.1 million, representing a 24% increase year-over-year. This metric excludes approximately 4.3 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the year ended December 31, 2021 was 29.3 billion hours, representing a 26% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the year ended December 31, 2021 was 14.6 billion, representing a 26% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at December 31, 2021 was $21.68, representing a 67% year-over-year increase.
The following table presents these key operational metrics for 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In millions except ARPU)
Smart TV Shipments	5.5	7.1	5.9
SmartCast Active Accounts (as of)	15.1	12.2	7.6
Total VIZIO Hours	29,337	23,264	11,937
SmartCast Hours	14,598	11,596	4,527
SmartCast ARPU	$21.68	$12.99	$7.31

Our key financial metrics are gross profit and Adjusted EBITDA. We bifurcate gross profit by business activity due to the differing margin profiles of the Device and Platform+ businesses. In addition, we manage each business, from a financial reporting perspective separately down to the gross profit level. Though both Device and Platform+ are meaningful contributors to gross profit today we expect Platform+ to exhibit significantly higher growth, and combined with its higher margins, drive the majority of gross profit growth in the future.
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold in a given period. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. For the year ended December 31, 2021, our Device gross profit decreased 37% year-over-year primarily due to higher cost of component parts and freight.
Platform+ gross profit
We define Platform+ gross profit as Platform+ net revenue less Platform+ cost of goods sold in a given period. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. For the year ended December 31, 2021, our Platform+ gross profit increased 88% year-over-year.
Adjusted EBITDA
We define Adjusted EBITDA, a non-GAAP financial metric, as total net (loss) income before interest income, net, other income, net provision for income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage. For the year ended December 31, 2021, our net (loss) income decreased 138% year-over-year, and Adjusted EBITDA decreased 23% year-over-year. While we believe that this non-GAAP financial metric is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.
Non-GAAP financial measure
We use Adjusted EBITDA in conjunction with net (loss) income as part of our overall assessment of our operating performance and the management of our working capital needs. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish Adjusted EBITDA or similar metrics. Furthermore, Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our consolidated statement of operations that are necessary to run our business. Thus, Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, including net (loss) income.
We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to net (loss) income. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net (loss) income.
The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net (loss) income	$(39.4)	$102.5	$23.1
Adjusted to exclude the following:
Interest income, net	(0.3)	—	(1.2)
Other income, net	(3.0)	(0.5)	(0.2)
Provision for income taxes	13.1	29.9	7.7
Depreciation and amortization	2.8	2.3	4.1
Share-based compensation	134.4	4.8	4.1
Adjusted EBITDA	$107.6	$139.0	$37.6

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
Since the first quarter of 2020, the COVID-19 pandemic, and the responses to it have impacted our business. During much of 2020 and early 2021 we experienced increased demand for our products due to the combined impact of stay at home orders and fiscal stimulus. Due to the surge in demand and supply chain and logistical partners operating at limited capacity we encountered reduced channel inventory levels at several retailers. This contributed to Smart TV shipments declining year-over-year.
At the onset of COVID-19 in March 2020, we implemented modest staff reductions and hiring delays, which resulted in lower selling, general and administrative expenses in the first half of 2020. Starting in the second half of 2020, our selling, general, and administrative expenses began to normalize as we began our rehiring process to continue to grow the business.

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
•We have, to date, introduced several new products that have had a favorable impact on our revenue and operating results, such as the introduction of our new line in 2021 for Smart TVs. We expect that introducing products that both stimulate demand and resonate with consumers will drive our sales growth and expand our market share.
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
Ability to increase engagement and monetize SmartCast Active Accounts
Our business is dependent on our continued ability to grow and sustain user engagement on SmartCast and, specifically, WatchFree+. User engagement on our platform is an essential revenue driver since it directly influences our attractiveness to advertisers, the largest near-term monetization opportunity. Therefore, our ability to attract compelling content viewers want to consume on WatchFree+ is critical to our monetization. Increasing engagement on our platform can result in greater attractiveness to advertisers and other monetization opportunities. The more time consumers spend on our platform, the more data we can collect, enabling us to create a more personalized and dynamic experience for users, while also allowing us to provide more targeted reach for advertisers.
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
Competition
We believe the principal competitive factors impacting the market for our devices are brand, price, features, quality, design, consumer service, time-to-market and availability. We believe that we compete favorably in these areas. The consumer electronics market in which we operate is highly competitive and includes large, well-established companies. Many of our competitors have greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition and greater economies of scale.
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
Platform+ net revenue
We generate Platform+ net revenue through sales of advertising and related services, data licensing, sales of branded buttons on our remote controls and content distribution. Our digital ad inventory consists of inventory on WatchFree+ and our home screen along with ad inventory we obtain through agreements with content providers and other third-party application agreements. We also re-sell video inventory that we purchase from content providers and directly sell third-party inventory on a revenue share.
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
Operating expenses
We classify our operating expenses into three categories:
Selling, general and administrative
Selling, general and administrative expenses consist primarily of personnel costs for employees, including salaries, bonuses, benefits and share-based compensation, as well as consulting expenses, fees for professional services, facilities and information technology. We expect selling, general and administrative expenses to increase in absolute dollars as our business grows. We have and expect to continue to incur additional expenses as a result of costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the New York Stock Exchange, and increased expenses for insurance, investor relations, and fees for professional services. We expect selling, general and administrative expenses to fluctuate as a percentage of net revenue from period to period in the near term as we continue to invest in growing our business, but decline over the long term as we achieve greater scale over time.
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
Research and development
Research and development expense consists primarily of employee-related costs, including salaries and bonuses, share-based compensation expense, and employee benefits costs, third-party contractor costs, and related allocated overhead costs. In certain cases, costs are incurred to purchase materials and equipment for future use in research and development efforts. These costs are capitalized and expensed.
Depreciation and amortization
Depreciation covers declines in value of fixed assets such as buildings and equipment. Amortization expense relates to our intangible assets.
Non-operating income
Non-operating income consists of interest income including interest earned on our financial institution deposits and interest expense on our credit facility and other income, net relating to activities not related to recurring operations. For example, in 2021 we received $2.9 million in net proceeds from the settlement of a dispute with a former insurance carrier regarding claims we made in connection with the 2015 Cognitive Media Network litigation.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net revenue:
Device	$1,815.3	$1,895.3	$1,773.6
Platform+	308.7	147.2	63.2
Total net revenue	2,124.0	2,042.5	1,836.8
Cost of goods sold:
Device	1,699.6	1,710.8	1,648.6
Platform+	98.1	35.3	23.0
Total cost of goods sold	1,797.7	1,746.1	1,671.6
Gross profit:
Device	115.7	184.5	125.0
Platform+	210.6	111.9	40.2
Total gross profit	326.3	296.4	165.2
Operating expenses:
Selling, general and administrative	286.1	115.8	98.7
Marketing	32.8	31.3	22.7
Research & development	34.2	15.1	10.3
Depreciation and amortization	2.8	2.3	4.1
Total operating expenses	355.9	164.5	135.8
Income (loss) from operations	(29.6)	131.9	29.4
Interest income, net	0.3	—	1.2
Other income, net	3.0	0.5	0.2
Total non-operating income	3.3	0.5	1.4
Income (loss) before income taxes	(26.3)	132.4	30.8
Provision for income taxes	13.1	29.9	7.7
Net (loss) income	$(39.4)	$102.5	$23.1

The following table sets forth the components of our consolidated statements of operations as a percentage of net revenue:

	Year Ended December 31,
	2021	2020	2019
Net revenue:
Device	85%	93%	97%
Platform+	15%	7%	3%
Total net revenue	100%	100%	100%
Cost of goods sold:
Device	80%	84%	90%
Platform+	5%	2%	1%
Total cost of goods sold	85%	85%	91%
Gross profit:
Device	5%	9%	7%
Platform+	10%	6%	2%
Total gross profit	15%	15%	9%
Operating expenses:
Selling, general and administrative	13%	6%	5%
Marketing	2%	2%	1%
Research & development	2%	1%	1%
Depreciation and amortization	—%	—%	—%
Total operating expenses	17%	8%	7%
Income (loss) from operations	(1)%	6%	2%
Interest income, net	—%	—%	—%
Other income, net	—%	—%	—%
Total non-operating income	—%	—%	—%
Income (loss) before income taxes	(1)%	6%	2%
Provision for income taxes	1%	1%	—%
Net (loss) income	(2)%	5%	1%

Comparison of the Years Ended December 31, 2021, 2020 and 2019
Net revenue

	Year Ended December 31,			Change 2021-2020		Change 2020-2019
	2021	2020	2019	$	%	$	%
	(In millions)
Net revenue:
Device	$1,815.3	$1,895.3	$1,773.6	$(80.0)	(4)%	$121.7	7%
Platform+	308.7	147.2	63.2	161.5	110%	84.0	133%
Total net revenue	$2,124.0	$2,042.5	$1,836.8	$81.5	4%	$205.7	11%

Device
Device net revenue decreased $80.0 million, or 4%, from $1.9 billion in 2020 to $1.8 billion in 2021. The decrease in Device net revenue was primarily due to a 16% decrease in total device units shipped partially offset by a 13% increase in our total device average unit price. Shipments of Smart TVs decreased while sound bars increased during 2021 compared to 2020. Average unit price for both Smart TVs and sound bars increased during the year.
Device net revenue increased $121.7 million, or 7%, from $1.8 billion in 2019 to $1.9 billion in 2020. The increase in Device net revenue was primarily due to a 18% increase in total device units shipped partially offset by a 9% decline in our total device average unit price. The increase in units shipped was due to growth in the number of Smart TVs shipped primarily due to the implementation of stay-at-home orders in response to COVID-19. Average unit price declined due to a lower average unit price on Smart TVs shipped, in part as a result of the mix of Smart TVs shipped, partially offset by a higher average unit price on sound bars.
Platform+
Platform+ net revenue increased $161.5 million, or 110%, from $147.2 million in 2020 to $308.7 million in 2021. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $159.0 million, or 222% from $72 million in 2020.
Platform+ net revenue increased $84.0 million, or 133%, from $63.2 million in 2019 to $147.2 million in 2020. The increase in Platform+ net revenue was primarily due to an increase in SmartCast Active Accounts of 61% from 7.6 million in 2019 to 12.2 million in 2020, as well as the expansion of our advertising services.

Cost of goods sold, gross profit and gross profit margin

	Year Ended December 31,			Change 2021-2020		Change 2020-2019
	2021	2020	2019	$	%	$	%
	(In millions)
Cost of goods sold:
Device	$1,699.6	$1,710.8	$1,648.6	$(11.2)	(1)%	$62.2	4%
Platform+	98.1	35.3	23.0	62.8	178%	12.3	53%
Total cost of goods sold	1,797.7	1,746.1	1,671.6	51.6	3%	$74.5	4%
Gross profit:
Device	115.7	184.5	125.0	(68.8)	(37)%	59.5	48%
Platform+	210.6	111.9	40.2	98.7	88%	71.7	179%
Total gross profit	$326.3	$296.4	$165.2	$29.9	10%	$131.2	79%

Gross margin:
Device gross margin	6.4%	9.7%	7.0%
Platform+ gross margin	68.2%	76.0%	63.5%
Total gross margin	15.4%	14.5%	9.0%

Device
Device cost of goods sold decreased $11.2 million, or 1% and was $1.7 billion in both 2020 and 2021. Device gross margin decreased from 10% in 2020 to 6% in 2021 as lower Smart TV margins were partially offset by higher margins on sound bars.
Device cost of goods sold increased $62.2 million, or 4%, from $1.7 billion in 2019 to $1.7 billion in 2020. Device gross margin increased from 7% in 2019 to 10% in 2020, primarily as a result of increased demand for our products.
Platform+
Platform+ cost of goods sold increased $62.8 million, or 178%, from $35.3 million in 2020 to $98.1 million in 2021. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, third-party cloud services and engineering costs. Platform+ gross margin decreased from 76% in 2020 to 68% in 2021.
Platform+ cost of goods sold increased $12.3 million, or 53%, from $23.0 million in 2019 to $35.3 million in 2020. The increase in Platform+ cost of goods sold was primarily due to increases in engineering costs, third-party cloud services and advertising inventory costs.

Operating expenses

	Year Ended December 31,			Change 2021-2020		Change 2020-2019
	2021	2020	2019	$	%	$	%
	(In millions)
Selling, general and administrative	$286.1	$115.8	$98.7	$170.3	147%	$17.1	17%
Marketing	32.8	31.3	22.7	1.5	5%	8.6	38%
Research and development	34.2	15.1	10.3	19.1	126%	4.8	47%
Depreciation and amortization	2.8	2.3	4.1	0.5	22%	(1.8)	(44)%
Total operating expenses	$355.9	$164.5	$135.8	$191.4	116%	$28.7	21%

Selling, general and administrative increased $170.3 million, or 147%, from $115.8 million in 2020 to $286.1 million in 2021. The increase in selling, general and administrative expenses was primarily due to a $126.8 million increase of share-based compensation expense to $131.6 million, an increase in personnel costs as we grow our Platform+ business and higher public company costs.
Selling, general and administrative expenses increased $17.1 million, or 17%, from $98.7 million in 2019 to $115.8 million in 2020. The increase in selling, general and administrative expenses was primarily due to an increase in personnel costs due to headcount growth as well as an increase in consulting expenses relating to additional sales and engineering staff as we grow our platform business.
Marketing expenses increased $1.5 million, or 5%, from $31.3 million in 2020 to $32.8 million in 2021. The increase is primarily due to increased merchandising costs for our Smart TVs and sound bars.
Marketing expenses increased $8.6 million, or 38%, from $22.7 million in 2019 to $31.3 million in 2020.
Research and development costs increased $19.1 million or 126%, from $15.1 million in 2020 to $34.2 million in 2021 due to increased investment in the development of Platform+ and is primarily due to increased personnel costs.
Research and development costs increased $4.8 million, or 47%, from $10.3 million in 2019 to $15.1 million in 2020. The increase is due to our investment in Platform+.
Depreciation and amortization expenses increased $0.5 million, or 22%, from $2.3 million in 2020 to $2.8 million in 2021 primarily due to increases in computer and software assets placed in service in 2021.
Depreciation and amortization expenses decreased $1.8 million, or 44%, from $4.1 million in 2019 to $2.3 million in 2020 primarily due to certain assets being fully depreciated for 2020 as compared to 2019.
Non-operating income

	Year Ended December 31,			Change 2021-2020		Change 2020-2019
	2021	2020	2019	$	%	$	%

Interest income, net	$0.3	$—	$1.2	$0.3	2,400%	$(1.2)	(99)%
Other income, net	3.0	0.5	0.2	2.5	500%	0.3	126%
Non-operating income	$3.3	$0.5	$1.4	$2.8	560%	$(0.9)	(64)%

Interest income, net increased $0.3 million in 2021 compared to $12 thousand in 2020.

Interest income, net decreased $1.2 million or 99% in 2020, from $1.2 million in 2019 to approximately $12,000 in 2020. The decrease was due to a $0.4 million decrease in interest income, net relating to our financial institution deposit balances and a $0.3 million decrease in interest income, net relating to a note receivable in 2020.
Other income, net increased $2.5 million from $0.5 million in 2020 to $3.3 million in 2021. Other income, net is primarily composed of $2.9 million in net proceeds from the settlement of a dispute with a former insurance carrier regarding claims we made in connection with the 2015 Cognitive Media Network litigation.
Other income, net increased $0.3 million, or 126%, from $0.2 million in 2019 to $0.5 million in 2020. Other income, net is primarily composed of rental income of $0.4 million in 2020.
Provision for income taxes

	Year Ended December 31,			Change 2021-2020		Change 2020-2019
	2021	2020	2019	$	%	$	%

Provision for income taxes	$13.1	$29.9	$7.7	$(16.8)	(56)%	$22.2	288%
Effective tax rate	(50.0)%	22.6%	25.1%
Provision for income taxes decreased $16.8 million from $29.9 million in 2020 to $13.1 million in 2021. Our effective tax rate in 2021 was (50.0)% compared to 22.6% in 2020. The effective rate for 2021 became negative since VIZIO had a taxable income with permanent book versus tax differences, including the share-based compensation expense and the compensation deduction limitation on certain executive officers as a publicly held corporation, while the Company had a pretax book loss.
Provision for income taxes increased $22.2 million from $7.7 million in 2019 to $30.0 million in 2020. Our effective tax rate in 2019 was 25.1% compared to 22.6% in 2020. The effective rate for 2020 was lower primarily due to an increase in tax credits and a decrease in permanent book versus tax differences.
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
In March 2021, we received net proceeds of approximately $144.9 million upon the completion of our IPO after deducting underwriting discounts and commissions and offering expenses.
As of December 31, 2021 and 2020 we had cash and cash equivalents of $331.6 million and $207.7 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions, including the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to investors participating in this offering. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
As of December 31, 2021, we did not have any amounts outstanding under this line of credit. Further, we were in compliance with all required financial covenants as of December 31, 2021 and 2020 respectively.
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net cash provided by operating activities	41.9	32.3	79.9
Net cash used in investing activities	(4.6)	(1.8)	(0.8)
Net cash provided by financing activities	87.7	0.2	0.2
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.4	0.1
Net increase in cash and cash equivalents	$123.9	$31.1	$79.4

Cash flows from operating activities
Cash flows from operating activities consist of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation expense and other non-cash related items as well as the effect of changes in working capital and other activities.
In 2021, net cash provided by operating activities was $41.9 million, consisting of net loss of $39.4 million adjusted for non-cash expenses of $133.5 million. Changes in operating assets and liabilities represented a $52.2 million use of cash, primarily driven by changes in working capital, including increases in income taxes receivable and accrued expenses and decreases in accounts receivable and accounts payable.
In 2020, net cash provided by operating activities was $32.3 million, consisting of net income of $102.5 million adjusted for non-cash expenses of $9.0 million. Changes in operating assets and liabilities represented a $79.2 million use of cash, primarily driven by changes in working capital, including an increase in accounts receivable and other current assets, and a decrease in accounts payable to related parties.
In 2019, net cash provided by operating activities was $79.9 million, consisting of net income of $23.1 million adjusted for non-cash expenses of $9.5 million. Changes in operating assets and liabilities represented a $47.3 million source of cash, primarily driven by changes in working capital, including a decrease in accounts receivable, partially offset by a decrease in accounts payable and accounts payable to related parties.
Cash flows from investing activities
In 2021, 2020 and 2019, our net cash used in investing activities was $4.6 million, $1.8 million and $0.8 million respectively. In each of these periods, our primary investing activities consisted of the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $87.7 million for the year ended December 31, 2021 and is primarily due to the net proceeds of approximately $144.9 million from our IPO and $14.1 million from the exercise of stock options and purchases made under our ESPP, offset by cash payments of $71.0 million for tax payments related to employee stock based awards withheld upon vesting and of $0.6 million for accumulated dividends on our Series A convertible preferred stock.
In 2020 and 2019, our net cash provided by financing activities was $0.2 million and $0.2 million, respectively, was due to proceeds from the exercise of stock options.
Contractual Obligations
Royalties
We are engaged in, and in certain cases have settled, various claims and suits alleging the infringement of patents related to certain television technology that were initiated by television manufacturers and other nonmanufacturers. In connection with the disposition of some of these claims and suits, we entered into, or may enter into, license arrangements, which may include royalty payments to be made for historical and/or prospective sales of our products. Certain of these settlements have included cross-licenses, covenants not to sue, and litigation holds.
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $26.3 million for all historical product sales as of December 31, 2021. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2026 and have total annual payments of less than $3.0 million each year.
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

Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk
To date, substantially all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any material foreign currency risk associated with these two activities. The functional currency of most of the foreign subsidiaries is the U.S. dollar.
Although we primarily procure and sell our products in U.S. dollars, our manufacturers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our manufacturers, they may seek to pass these additional costs on to us, which could have a material impact on our future prices and unit costs.
Interest rate risk
We had cash and cash equivalents totaling $331.6 million as of December 31, 2021. Our cash and cash equivalents consist of cash in bank accounts as well as restricted certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of December 31, 2021, we did not have any long-term debt outstanding under our credit facility. Our credit facility bears interest at a variable rate equal to LIBOR (or successor rate) plus 0.50% per annum. A hypothetical 10% relative increase or decrease in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, net sales, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
On March 15, 2021, we amended our amended and restated certificate of incorporation to effect a nine-for-one forward stock split of our Class A common stock (the Forward Stock Split). The number of authorized shares of Class A common stock was proportionally increased in accordance with the Forward Stock Split, and the par value of the Class A common stock was not adjusted as a result of the Forward Stock Split. As a result of the Forward Stock Split and a prior 25-for-one forward stock split of our Class A common stock, each share of our Series A preferred stock is convertible into 225 shares of Class A common stock. All Class A common stock, stock options, RSUs and per share information presented within this prospectus, the consolidated financial statements and related notes thereto have been adjusted to reflect the Forward Stock Split on a retroactive basis for all periods presented.
Revenue recognition
We derive our revenue primarily from the sale of televisions and sound bars, advertising and data services. Revenue is recognized when control of the promised goods or services is transferred to our retailers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We apply a five-step approach as defined in Financial Accounting Standards Board (FASB) ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.
We sell products to certain retailers under terms that allow them to receive price protection on future price reductions and may provide for limited rights of return, discounts and advertising credits.
Device net revenue
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the retailer. Transfer of control occurs upon shipment or delivery to the retailer. Point in time recognition is determined as products to be sold represent an asset with an alternative use. Warranty returns have not been material, and warranty-related services are not considered a separate performance obligation.
Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at our discretion. Variable consideration is estimated using the most likely amount considering all reasonably available information, including our historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Revenue recorded excludes taxes collected on sales to retailers.
Accounts receivable represents the unconditional right to receive consideration from retailers. Substantially all payments are collected within our standard terms, which do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There have been no material contract assets or contract liabilities recorded on the consolidated balance sheet in any of the periods presented.
All of our products are directly shipped from manufacturers to third-party logistics and distribution centers in the United States. Generally, we ship the product to our retailers with freight carriers contracted by us. Shipping terms on sales of products are generally FOB destination but may vary depending upon the related contractual arrangement with the retailer. Amounts billed to retailers for shipping and handling costs are included in net sales.
Platform+ net revenue
We generate Platform+ net revenue through sales of advertising and related services, content distribution, subscription and transaction revenue shares, promotions, sales of branded buttons on remote controls and data licensing agreements. Our digital ad inventory consists of inventory on WatchFree+ and our home screen along with ad inventory we obtain through our content provider and other third-party application agreements. We also re-sell video inventory that we purchase from content providers and directly sell third-party inventory on a revenue share or cost-per-thousand (CPM) basis.
Revenue for advertising and related services is primarily generated by the sale of video and display advertising. Advertising is generally sold directly on a CPM basis and is evidenced by an Insertion Order (IO). We recognize revenue as the number of impressions is measured and delivered, up to the amount identified in the IO. An IO may include multiple performance obligations to the extent it contains distinct advertising products or services. Advertising inventory may also be sold programmatically by which net revenue generated by our supply-side platforms are recognized. We recognize revenue for advertising and related services on either a gross or net basis based on our determination as to whether we are acting as the principal in the revenue generation process or as an agent. Advertising revenue is recognized on a time elapsed basis, as the services are delivered over the contractual distribution term.
Subscription and transaction revenue is generated through revenue share agreements with content providers. These revenue share agreements generally apply to new subscriptions for accounts that sign up for new services or to purchases or rentals through our SmartCast operating system. We recognize revenue on a net basis as we are deemed to be the agent between content providers and consumers.
We sell content providers placements of buttons on our remote controls that provide one-touch access to a third-party applications’ content. We typically receive a fixed fee per button for each device or individually packaged remote unit sold over a defined distribution period. Revenue is recognized on a time elapsed basis, by day, over the distribution term.
On revenue from data licensing agreements with retailers, each promise to transfer an individual data license in the contract also is separately identifiable; the individual data licenses do not, together, constitute a single overall promise to the retailer. Each distinct license of data has substantial standalone functionality at the point in time they are transferred to the retailer because the data can be utilized and processed in accordance with the rights provided in the contract without any further participation by us. Therefore, each distinct data license is a right to use our functional intellectual property. Revenue is recognized at the point in time in which control is transferred to the retailer. Control of each distinct data license transfers when it is uploaded or delivered to the retailer. The transaction price for data services revenue includes both fixed and variable consideration. The fixed consideration within the retailer contract is allocated to each performance obligation as the performance obligations are satisfied. Variable consideration is recorded when it is earned in accordance with the sales or usage-based royalty exception. We record revenue gross as we control the goods before they are transferred to the retailer, are the primary obligor, negotiate pricing with our retailers, and assume the risk of bad debt.
Retailer allowances and cooperative advertising arrangements
We periodically grant certain sales discounts and incentives to retailers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, we will, in turn, negotiate with our manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. Our procedures for estimating amounts accrued as retailer allowances are based upon historical experience and management judgment. Retailer allowances are accrued for when the related product sale is recognized. The accrued retailer allowances are presented on the consolidated balance sheets in accrued expenses and recorded in the consolidated statements of operations as a reduction of net revenue. The allowance for price protection was $64.9 million, $61.3 million and $91.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Additionally, we maintain cooperative advertising arrangements with several of our retailers, which provide for television commercials, newspaper advertisements, and banner advertisements on the retailers’ websites. These advertising arrangements are recorded as accrued liabilities or a reduction of accounts receivable depending on the nature of the agreement. All retailer-specific cooperative advertising arrangements are presented on the consolidated balance sheets as a reduction of accounts receivable and recorded in the consolidated statements of operations as a reduction of net sales. Cooperative advertising arrangements recorded as a reduction of net sales totaled $3.1 million, $6.6 million and $14.1 million for the years ended December 31, 2021, 2020 and 2019.
Accounts receivable and allowance for doubtful accounts
Accounts receivable consist of amounts due to us from sales arrangements executed under normal business activities and are recorded at invoiced amounts. We present the aggregate accounts receivable balance net of an allowance for doubtful accounts and extend credit to our retailers and mitigate a portion of our credit risk through credit insurance. Generally, collateral or other security is not required for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of the aging of accounts receivable, assessment of collectibility, retailer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past-due balances are assessed by management on a monthly basis and balances are written off when the retailer’s financial condition no longer warrants pursuit of collections. Although we expect to collect amounts due, actual collections may differ from estimated amounts.
Goodwill and other intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested at least annually for impairment as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key retailers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We assess our conclusion regarding segments and reporting units in conjunction with our annual goodwill impairment test and have determined that we have one reporting unit for the purposes of allocating and testing goodwill.
When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is more likely than not that a reporting unit’s fair value is less than the carrying amount, then a one-step impairment test is required. If we determine it is not more likely than not a reporting unit’s fair value is less than the carrying amount, then no further analysis is necessary. To identify whether impairment exists, we compare the estimated fair value of the reporting unit with the carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than the carrying amount, then such balance would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill within the entity. There has been no impairment of goodwill for any periods presented.
Acquired intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. Long-lived assets to be held and used, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There has been no impairment of long-lived assets for any periods presented.
Patent litigation matters
We operate in an industry where there may be certain claims made against us related to patent infringement matters. We accrue for these claims whenever we determine that an unfavorable outcome is probable, and the liability is reasonably estimable. The amount of the accrual is estimated based on our review of each individual claim, including the type and facts of the claim and our assessment of the merits of the claim. Since these patent infringement matters can be very complex and require significant judgment, we often utilize external legal counsel and other subject matter experts to assist us in defending against such claims. These accruals are reviewed at least on a quarterly basis and adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other subject matter experts and any other events pertaining to the case. Although we take considerable measures to mitigate our exposure in these matters, including indemnification agreements with our manufacturers, litigation is inherently unpredictable. However, we believe that we have valid defenses and adequate indemnifications with respect to our pending legal matters against us as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any pending legal matter will have a material adverse effect on our consolidated financial statements.
Income taxes
We use the asset and liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are recorded against tax assets when it is determined that it is more likely than not that the assets will not be realized. Interest related to income taxes is recorded in other income, net and penalties are recorded in selling, general and administrative expense.
We make estimates, assumptions and judgments to determine our provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against our deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments thereby impacting our consolidated financial position and results of operations.
Share-based compensation
Our share-based compensation expense has resulted from grants of employee stock options and restricted stock awards and is recognized in our consolidated financial statements based on the respective grant date fair values of the awards. Stock option and warrant grant date fair values are estimated using the Black-Scholes-Merton option pricing model. The benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow. Forfeitures are accounted for as they occur.
We estimate the value of stock option awards using the Black-Scholes-Merton option pricing model. Determining the fair value of share-based awards at the grant date under this model requires judgment, including estimating our fair market value per share of common stock, volatility, expected term, dividend yield and risk-free rate. The assumptions used in calculating the fair value of share-based awards represent our best estimates. These estimates involve inherent uncertainties and the application of management judgment. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes-Merton model change significantly, share-based compensation for future awards may differ materially from the awards granted previously.
The risk-free interest rate is based on the U.S. Treasury yield of those maturities that are consistent with the expected term of the stock option in effect on the grant date of the award. Dividend yield is based upon historical dividend trends and expected future dividend payments and is calculated by dividing the dollar value of the historical average of dividends paid in a given year per share by the dollar value of the assumed per share price. As we do not have significant historical experience of similar awards, the average expected life of our stock options was determined according to the “SEC simplified method” as described in SEC Staff Accounting Bulletin Topic 14, “Share-Based Payment,” which is the midpoint between the vesting date and the end of the contractual term. Because our stock is not publicly traded and we have no historical data on the volatility of our stock, our expected volatility is estimated by analyzing the historical volatility of comparable public companies.
The amount of share-based compensation we recognize during a period is based on the portion of the awards that are ultimately expected to vest.
If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future and to the extent that we do our actual share-based compensation expense recognized in future periods will likely increase.

Significant factors used in determining fair value of our common stock
Prior to the completion of our IPO, the fair value of our Class A common stock was determined by the board of directors. Given the absence of a public trading market for our Class A common stock prior to our IPO, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our Class A common stock, including:
•the prices at which we sold Class A common stock to outside investors in arms-length transactions;
•an independent third-party valuation of our Class A common stock;
•our results of operations, financial position, and capital resources;
•industry outlook;
•the lack of marketability of our Class A common stock;
•the fact that the option grants involve illiquid securities in a private company;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company, given prevailing market conditions;
•the history and nature of our business, industry trends and competitive environment; and
•general economic outlook including economic growth, inflation and unemployment, interest rate environment, and global economic trends, including the impact of COVID-19.
Following our IPO, we rely on the closing price of our Class A common stock as reported on the date of grant to determine the fair value of our Class A common stock, as shares of our Class A common stock are traded in the public market.
Recent Accounting Pronouncements
In December 2019, the FASB issued guidance, ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting standard. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 (“ASC 740”) as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard is effective for us for the year ending December 31, 2021. The adoption of this standard did not result in a material impact to our consolidated financial statements for the year ended December 31, 2021.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk
To date, substantially all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any material foreign currency risk associated with these two activities. The functional currency of most of the foreign subsidiaries is the U.S. dollar.
Although we primarily procure and sell our products in U.S. dollars, our manufacturers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our manufacturers, they may seek to pass these additional costs on to us, which could have a material impact on our future prices and unit costs.

Interest rate risk
We had cash and cash equivalents totaling $331.6 million and $207.7 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents consist of cash in bank accounts as well as restricted certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
As of December 31, 2021, we did not have any long-term debt outstanding under our credit facility. Our credit facility bears interest at a variable rate equal to LIBOR (or its replacement) plus 0.50% per annum. A hypothetical 10% relative increase or decrease in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors VIZIO Holding Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VIZIO Holding Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued customer price protection incentives

As discussed in Note 2(k) to the consolidated financial statements, the Company periodically grants certain sales discounts and incentives to customers, such as price protection, which are treated as variable consideration for purposes of determining the transaction price. Price protection incentives are accrued for when the related product sale is recognized. The accrual for price protection incentives consists of estimated revenue deductions for future payments to customers. The Company estimates accrued price protection based upon historical experience and current market conditions. As of December 31, 2021, amounts recorded for customer price protection incentives within accrued expenses were $67.2 million.

We identified the evaluation of accrued customer price protection incentives as a critical audit matter. Complex auditor judgment was required to assess the accrued price protection incentives and the length of time between when a sale is made and when the related price protection incentive is settled by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s process to develop estimates of its accrued customer price protection incentives. This included controls related to the Company’s process to evaluate the accuracy of the anticipated incentive amount and whether adjustments to previously established accruals are necessary based on developments subsequent to the related sale up until the related price protection incentive is settled. We selected a sample of programs and assessed whether an appropriate accrual was recorded at the time of sale. We evaluated the accruals related to a sample of price protection incentives by comparing the documentation supporting the program, including customer activity and executed contracts, as well as documentation supporting market conditions. We analyzed historical claims to evaluate the length of time between when a sale is made and when the related price protection is settled. We also evaluated the Company’s ability to accurately forecast by comparing the historical accrual to the final amount settled.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.
Los Angeles, California
March 10, 2022

VIZIO, Inc.
Consolidated Balance Sheets
(In millions, except share amounts in thousands)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$331.6	$207.7
Accounts receivable, net	375.1	405.6
Other receivables due from related parties	5.1	1.0
Inventories	11.9	10.5
Income tax receivable	26.2	1.3
Other current assets	84.8	55.5
Total current assets	834.7	681.6
Property, equipment and software, net	10.3	7.9
Goodwill	44.8	44.8
Deferred income taxes	30.4	26.7
Other assets	15.6	14.0
Total assets	$935.8	$775.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$224.8	$209.4
Accounts payable	118.9	166.8
Accrued expenses	185.8	155.0
Accrued royalties	56.8	81.1
Other current liabilities	4.8	5.2
Total current liabilities	591.1	617.5
Other long-term liabilities	14.1	8.2
Total liabilities	605.2	625.7
Commitments and contingencies (note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000 shares authorized in March 2021, no shares issued and outstanding as of December 31, 2021	—	—
Series A convertible preferred stock, $0.0001 par value; 25,000 shares authorized; 0 and 250 shares designated and 0 and 135 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	2.6
Common stock, $0.0001 par value; 1,350,000 and 675,000 shares authorized as of December 31, 2021 and 2020, respectively •Class A, 116,441 and 150,831 shares issued and 113,209 and 150,831 outstanding as of December 31, 2021 and 2020, respectively •Class B, 76,815 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively •Class C, no shares issued and outstanding as of December 31 2021 and 2020, respectively	—	—
Additional paid in capital	323.3	98.9
Accumulated other comprehensive (loss) income	(0.2)	0.9
Retained earnings	7.5	46.9
Total stockholders’ equity	330.6	149.3
Total liabilities and stockholders’ equity	$935.8	$775.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenue:
Device	$1,815.3	$1,895.3	$1,773.6
Platform+	308.7	147.2	63.2
Total net revenue	2,124.0	2,042.5	1,836.8
Cost of goods sold:
Device	1,699.6	1,710.8	1,648.6
Platform+	98.1	35.3	23.0
Total cost of goods sold	1,797.7	1,746.1	1,671.6
Gross profit:
Device	115.7	184.5	125.0
Platform+	210.6	111.9	40.2
Total gross profit	326.3	296.4	165.2
Operating expenses:
Selling, general and administrative	286.1	115.8	98.7
Marketing	32.8	31.3	22.7
Research & development	34.2	15.1	10.3
Depreciation and amortization	2.8	2.3	4.1
Total operating expenses	355.9	164.5	135.8
Income (loss) from operations	(29.6)	131.9	29.4
Interest income, net	0.3	—	1.2
Other income, net	3.0	0.5	0.2
Total non-operating income	3.3	0.5	1.4
Income (loss) before income taxes	(26.3)	132.4	30.8
Provision for income taxes	13.1	29.9	7.7
Net (loss) income	$(39.4)	$102.5	$23.1

Net (loss) income per share attributable to common stockholders
Basic	$(0.22)	$0.56	$0.12
Diluted	$(0.22)	$0.55	$0.12
Weighted-average common shares outstanding (in thousands)
Basic	175,502	144,381	144,127
Diluted	175,502	147,012	147,063

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Year Ended December 31,
	2021	2020	2019
Other comprehensive (loss) income
Net (loss) income	$(39.4)	$102.5	$23.1
Foreign currency translation adjustments	(1.1)	0.7	0.1
Comprehensive (loss) income	$(40.5)	$103.2	$23.2

VIZIO, Inc.
Consolidated Statements Stockholders’ Equity
(In millions)

	Series A Convertible (3) Preferred Stock		Common Stock (1)(2)			Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Class A	Class B	Additional Paid-In Capital
Balance at December 31, 2018	0.1	$2.3	150.3	—	$87.8	$—	$(78.4)	$11.7
Share-based compensation expense	—	—	—	—	4.1	—	—	4.1
Issuance of Class A Common Stock Warrants	—	—	—	—	1.9	—	—	1.9
Shares issued pursuant to incentive award plans	—	—	0.3	—	0.2	—	—	0.2
Accretion of preferred stock dividends	—	0.1	—	—	—	—	(0.1)	—
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Net income	—	—	—	—	—	—	23.1	23.1
Balance at December 31, 2019	0.1	2.4	150.6	—	93.9	0.2	(55.5)	41.1
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Shares issued pursuant to incentive award plans	—	—	0.2	—	0.2	—	—	0.2
Accretion of preferred stock dividends	—	0.1	—	—	—	—	(0.1)	—
Other comprehensive income	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	—	102.5	102.5
Balance at December 31, 2020	0.1	2.6	150.8	—	98.9	0.9	46.9	149.3
Share-based compensation expense	—	—	—	—	134.4	—	—	134.4
Shares issued pursuant to incentive award plans	—	—	9.5	—	14.1	—	—	14.1
Payment of preferred stock dividends	—	(0.6)	—	—	—	—	—	(0.6)
Conversion of preferred stock	(0.1)	(2.0)	30.3	—	2.0	—	—	—
Sale of common stock, net of $13.7 million of stock issuance costs	—	—	7.6	—	144.9	—	—	144.9
Shares withheld to cover withholding taxes for stock awards	—	—	(3.2)	—	(71.0)	—	—	(71.0)
Conversion of Class A shares into Class B	—	—	(98.3)	98.3	—	—	—	—
Conversion of Class B shares into Class A	—	—	21.5	(21.5)	—	—	—	—
RSA Forfeiture	—	—	(5.0)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(1.1)	—	(1.1)
Net loss	—	—	—	—	—	—	(39.4)	(39.4)
Balance at December 31, 2021	—	$—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
(1) As of December 31, 2021 the par value on common stock outstanding was $19 thousand and are not shown
(2) There were no shares of Class C common stock issued or outstanding in any of the periods presented
(3) There were no shares of Preferred Stock outstanding as of December 31, 2021

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

VIZIO, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(39.4)	$102.5	$23.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2.8	2.3	4.1
Deferred income taxes	(3.7)	1.9	(0.6)
Share-based compensation expense and common stock warrants	134.4	4.8	6.0
Changes in operating assets and liabilities:
Accounts receivable	30.5	(44.8)	130.5
Other receivables due from related parties	(4.1)	4.4	(3.2)
Inventories	(1.4)	2.7	13.1
Income taxes receivable	(24.9)	(0.5)	2.0
Other current assets	(30.0)	(19.5)	—
Other assets	(1.6)	(4.4)	1.3
Accounts payable due to related parties	15.4	(16.5)	(24.8)
Accounts payable	(47.9)	2.1	(79.2)
Accrued expenses	30.5	(5.5)	12.3
Accrued royalties	(24.3)	(3.6)	(3.1)
Other current liabilities	(0.3)	3.5	0.1
Other long-term liabilities	5.9	2.9	(1.7)
Net cash provided by operating activities	41.9	32.3	79.9
Cash flows from investing activities:
Purchases of property and equipment	(4.4)	(1.8)	(0.8)
Purchase of investments	(0.2)	—	—
Net cash used in investing activities	(4.6)	(1.8)	(0.8)
Cash flows from financing activities:
Proceeds from exercise of stock options	12.4	0.2	0.2
Payment of dividends on Series A convertible preferred stock	(0.6)	—	—
Proceeds from IPO, net of $10.7 in direct offering costs	148.0	—	—
Payments of other offering costs	(2.8)	—	—
Withholding taxes paid on behalf of employees on net settled share-based awards	(71.0)	—	—
Proceeds from sale of stock under ESPP	1.7	—	—
Net cash provided by financing activities	87.7	0.2	0.2
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.4	0.1
Net increase in cash and cash equivalents	123.9	31.1	79.4
Cash and cash equivalents at beginning of year	207.7	176.6	97.2
Cash and cash equivalents at end of year	$331.6	$207.7	$176.6
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$36.1	$27.6	$6.4
Cash paid for interest	$0.2	$0.2	$0.2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3.6	$5.2	$0.2
Cash paid for amounts included in the measurement of operating lease liabilities	$2.9	$2.5	$1.8
IPO costs not yet paid	$0.3	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1: Organization and Nature of Business
VIZIO Holding Corp. was incorporated as a Delaware corporation on December 7, 2020 in order to facilitate the holding company reorganization of VIZIO, Inc. and its subsidiaries (together with VIZIO Holding Corp., the “Company” or “VIZIO”). VIZIO, Inc. was incorporated in the State of California on October 21, 2002 and commenced operations in January 2003. On March 12, 2021, VIZIO Holding Corp. acquired 100% of the outstanding shares of VIZIO, Inc.
The Company’s devices include high-performance Smart televisions (“Smart TVs”), sound bars, and accessories. These products are sold to retailers and through online channels throughout the United States. Additionally, in 2020 VIZIO launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence and services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree+. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
VIZIO purchases all of its products from manufacturers based in Asia. Since inception, the Company had purchased a portion of its televisions from one manufacturer who holds a noncontrolling interest in the Company through its ownership of Class A common stock; however, in 2021 the Company did not make any material purchases from this manufacturer. Since 2012, VIZIO has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of Class A common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
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
Forward Stock Split
On March 15, 2021, the Company amended its Amended and Restated Certificate of Incorporation to effect a nine-for-one forward stock split of the Company’s Class A common stock. The number of authorized shares of Class A common stock was proportionally increased in accordance with the nine-for-one stock split, and the par value of the Class A common stock was not adjusted as a result of this forward stock split. As a result of the stock split, each share of the Company’s Series A preferred stock became convertible into 225 shares of Class A common stock. All Class A common stock, stock options, RSUs and per share information presented within these consolidated financial statements and related notes have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented.
Initial Public Offering
On March 29, 2021, the Company closed its initial public offering (“IPO”) of 12,250,000 shares of its Class A common stock at a public offering price of $21.00 per share. The Company issued and sold 7,560,000 shares of Class A common stock, and certain existing stockholders sold an aggregate of 4,690,000 shares of Class A common stock. The Company received net proceeds of approximately $144.9 million after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of $3.1 million. On March 31, 2021, certain existing stockholders sold an additional 1,709,274 shares of Class A common stock at $21.00 per share pursuant to the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
Immediately prior to the completion of the IPO, 134,736 shares of Series A redeemable convertible preferred stock then outstanding converted into 30,315,600 shares of shares of Class A common stock. Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 1,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock. Immediately after the conversion and prior to the completion of the IPO, a total of 98,633,025 shares of Class A common stock held by William Wang and his respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock and Class C common stock. See Note 11 to these consolidated financial statements for further information.
Impact of COVID-19
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the year progressed. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The full impact of COVID-19 on the Company’s results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. However, to date the Company has not been materially adversely impacted by the COVID-19 pandemic despite the global shipping delays caused by port congestion during 2021.
Note 2: Summary of Significant Accounting Policies
(a)Basis of Consolidation
The consolidated financial statements include the accounts of VIZIO and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The functional currency of most of the foreign subsidiaries is the U.S. dollar. The accounts of these remaining foreign subsidiaries have been translated using the U.S. dollar as the functional currency. Gains or losses resulting from remeasurement of these accounts from local currencies into U.S. dollars were immaterial to the consolidated financial statements. Financial statements of the Company’s foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the transaction date exchange rate for statements of operations items. Currency translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity.

Reclassifications
The Company has reclassified certain amounts relating to its prior period results. In 2021, the Company reclassified research and development costs from Selling, general and administrative. Prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the allowances for doubtful accounts and sales returns, reserves for excess and obsolete inventory, accrued price protection and rebates, accrued royalties, share-based compensation, intellectual property and related intangible assets, valuation of deferred tax assets and other contingencies. Supplier and customer concentrations also increase the degree of uncertainty inherent in these estimates and assumptions.
(b)Cash and Cash Equivalents
All highly liquid financial instruments with a remaining maturity of 90 days or less when purchased are presented as cash equivalents.
(c)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due to VIZIO from sales arrangements executed under normal business activities and are recorded at invoiced amounts which is the amount VIZIO expects to be entitled to receive. The Company presents the aggregate accounts receivable balance net of an allowance for doubtful accounts and extends credit to its customers and mitigates a portion of the Company’s credit risk through credit insurance. Generally, collateral or other security is not required for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of the aging of accounts receivable, assessment of collectibility, retailer-specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past-due balances are assessed by management on a monthly basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collections. Although VIZIO expects to collect amounts due, actual collections may differ from estimated amounts.
(d)Concentrations of Credit Risk
Financial instruments that potentially create significant concentrations of credit risk consist principally of accounts receivable and cash in banks. The Company maintains its cash balances at various financial institutions. At times, such balances may exceed federally insured limits. No losses have been experienced in any such accounts.
(e)Inventories
Inventories are stated at the lower of cost, using the first-in, first-out method, or net realizable value. Inventories are reviewed for excess and obsolescence based upon demand forecasts for a specific time horizon. The Company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. For inventories related to certain manufacturers, VIZIO may be contractually required to purchase this inventory if the product is (i) requested by VIZIO, (ii) received at the manufacturers’ warehouse on an agreed-upon receipt date, and (iii) remains unsold after a predetermined period, which generally exceeds 30 to 45 days.
(f)Property and Equipment
Property and equipment are recorded at historical cost, less accumulated depreciation and impairment, if applicable. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings	39
Machinery and equipment	5
Furniture and fixtures	7
Computer and software	3
Automobiles	5

Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets. Maintenance and repairs are expensed as incurred.
Capitalized Software Development Costs
The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure and records these amounts within property and equipment, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects and contractor costs. Software development costs that do not qualify for capitalization are expensed as incurred and recorded as selling, general and administrative or research and development expenses in the consolidated statements of operations.
Software development activities typically consist of three stages: (1) the preliminary project stage; (2) the application development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with training and repairs and maintenance, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application development stage, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
During the years ended December 31, 2021, 2020 and 2019, the Company capitalized software development costs of $2.2 million, $3.1 million, and $3.8 million, respectively. During the years ended December 31, 2021, 2020 and 2019 amortization of capitalized software development costs was $2.8 million, $3.4 million and $3.0 million, respectively, and are recorded in costs of goods sold in the accompanying consolidated statements of operations.
(g) Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested at least annually for impairment as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company assessed the conclusion regarding segments and reporting units in conjunction with its annual goodwill impairment test, which is performed on December 31, and has determined that it has one reporting unit for the purposes of allocating and testing goodwill. All of the Company’s goodwill is attributable to the Platform+ reporting unit.
When testing goodwill for impairment, the Company first performs a qualitative assessment. If the Company determines it is more likely than not that a reporting unit’s fair value is less than the carrying amount, then a one-step impairment test is required. If the Company determines it is not more likely than not a reporting unit’s fair value is less than the carrying amount, then no further analysis is necessary. To identify whether impairment exists, the Company compares the estimated fair value of the reporting unit with the carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds the carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than the carrying amount, then such balance would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill within the entity. There has been no impairment of goodwill for any periods presented.
(h) Leases
Under ASC 842, the Company determines whether an arrangement is a lease at contract inception. Operating leases right-of-use assets are included in other current assets and other assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Operating lease charges are recorded in selling, general and administrative expenses in the consolidated statements of operations.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components for all underlying asset classes. As most of the Company’s leases do not provide a readily determinable implicit rate, it estimates the incremental borrowing rate, using the formula for the interest rate on the Company’s collateralized borrowing at the point in time of lease start or the adoption date (whichever is later), to discount the lease payments based on information available at lease commencement. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The operating lease right-of-use asset also includes any prepaid lease payments and is reduced by existing lease incentive balances upon adoption. The Company does not include the cost of lease extensions in the right-of-use asset until it is reasonably certain such an option will be executed, and the cost can be determined. The Company recognizes lease expense for lease payments over the lease term, while variable lease payments, such as common area maintenance, are recognized as incurred. The Company elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
(i) Revenue Recognition
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
Device Revenue
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the retailer. Transfer of control occurs upon shipment or delivery to the retailer. Point in time recognition is determined as products to be sold represent an asset with an alternative use. Warranty returns have not been material, and warranty-related services are not considered a separate performance obligation.
Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at the Company’s discretion. Variable consideration is estimated using the most likely amount considering all reasonably available information, including the Company’s historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Revenue recorded excludes taxes collected on sales to retailers.
Accounts receivable represents the unconditional right to receive consideration from retailers. Substantially all payments are collected within the Company’s standard terms, which do not include a significant financing component. There have been no material impairment losses on accounts receivable in any of the periods presented. There have been no material contract assets or contract liabilities recorded on the consolidated balance sheet in any of the periods presented.
All of the Company’s products are directly shipped by vessel from manufacturers to third-party logistics and distribution centers in the United States. Generally, the Company ships the product to its retailers with freight carriers contracted by the Company. Shipping terms on sales of products are generally FOB destination but may vary depending upon the related contractual arrangement with the retailers. Amounts billed to retailers for shipping and handling costs are included in net revenue.
Platform+ Revenue
The Company generates Platform+ revenue through sales of advertising and related services, content distribution, subscription and transaction revenue shares, promotions, sales of branded channel buttons on remote controls and data licensing arrangements. The Company’s digital ad inventory consists of inventory on WatchFree+ and its home screen along with ad inventory it obtains through its content provider and other third-party application agreements. The Company also re-sells video inventory that it purchases from content publishers and directly sells third-party inventory on a revenue share or cost-per-thousand (“CPM”) basis.
Revenue for advertising and related services is primarily generated by the sale of video and display advertising. Advertising is sold directly on a CPM basis and is evidenced by an Insertion Order, (“IO”). The Company recognizes revenue as the number of impressions is measured and delivered, up to the amount identified in the IO. An IO may include multiple performance obligations to the extent it contains distinct advertising products or services. Advertising inventory may also be sold programmatically by which net revenues generated by the Company’s supply-side platforms are recognized. The Company recognizes revenue for advertising and related services on either a gross or net basis based on its determination as to whether it is acting as the principal in the revenue generation process or as an agent.
Subscription and transaction revenue is generated through revenue share agreements with content providers. These revenue share agreements generally apply to new subscriptions for accounts that sign up for new services or to purchases or rentals through the Company’s SmartCast operating system. The Company recognizes revenue on a net basis as it is deemed to be the agent between content publishers and consumers.
The Company sells content publishers placements of buttons on its remote controls that provide one-touch access to a third-party applications’ content. The Company typically receives a fixed fee per button for each Device or individually packaged remote unit sold over a defined distribution period. The Company’s only performance obligations for these arrangements are placement of the app button on the remote and delivery of the TV and remote to the retailer. Revenue is recognized at the point in time which transfer of title to the retailer occurs.
For revenue from data licensing agreements with customers, each promise to transfer an individual data license in the contract also is separately identifiable; the individual data licenses do not, together, constitute a single overall promise to the customer. Each distinct license of data has substantial standalone functionality at the point in time they are transferred to the customer because the data can be utilized and processed in accordance with the rights provided in the contract without any further participation by the Company. Therefore, each distinct data license is a right to use the Company’s functional intellectual property. Control of each distinct data license transfers when it is uploaded or delivered to the customer. Data is delivered at least on a monthly basis during the data delivery phase of the contract. The transaction price for data services revenue includes both fixed and variable consideration. The fixed consideration within the customer contract is allocated to each performance obligation as the performance obligations are satisfied. The performance obligations are satisfied over time during the data delivery period. Revenue for the fixed consideration is recognized ratably beginning upon the first delivery of data throughout the remainder of the contract. Variable consideration is recorded when it is earned in accordance with the sales or usage-based royalty exception.
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. The Company did not identify nor record material contract assets as of December 31, 2021 and 2020. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
(j) Shipping and Handling Costs
All shipping and handling costs related to purchases of inventory are included in the purchase price of each product negotiated with the manufacturer and recorded in inventory and classified in cost of goods sold. All shipping and handling costs charged to customers are treated as fulfillment costs and are presented within cost of goods sold.
(k) Recycling Costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $7.9 million, $9.3 million, and $10.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are recorded in cost of goods sold in the accompanying consolidated statements of operations.
(l) Customer Allowances
The Company periodically grants certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, the Company will, in turn, negotiate with its manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. The Company’s procedures for estimating customer allowances recorded as a reduction of revenue are based upon historical experience, as adjusted for the current environment, and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the consolidated balance sheets in accrued expenses and recorded in the consolidated statements of operations as a reduction of net revenue.
The Company offers sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. The Company records cooperative advertising and market development fund programs with customers as a reduction to revenue unless the Company receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received. These arrangements are recorded as accrued liabilities. Cooperative advertising arrangements recorded as a reduction of net revenue totaled $3.1 million, $6.6 million and $14.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(m) Selling, general and administrative
Selling, general and administrative expenses consist primarily of personnel related costs for employees, including salaries, bonuses, benefits, and share-based compensation, as well as consulting expenses, fees for professional services, facilities and information technology.
(n) Research and Development Costs
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
(o) Marketing Costs
Marketing expenses consist primarily of advertising and marketing promotions of the Company’s brand and products, including media advertisement costs, merchandising and display costs, trade show and event costs, and sponsorship costs.

(p) Product Warranty
All products have a one or two-year limited warranty against manufacturing defects and workmanship. Although the Company is principally responsible for servicing warranty claims, substantially all product warranty expenses are reimbursed by the manufacturers under the Company’s standard product supply agreements.
(q) Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon examination. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are recorded against tax assets when it is determined that it is more likely than not that the assets will not be realized. Interest related to income taxes is recorded in other income, net and penalties are recorded in selling, general and administrative expense.
The Company makes estimates, assumptions and judgments to determine its provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting its consolidated financial position and results of operations.
(r)Net Income (Loss) Per Share
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
(s) Share-Based Compensation
Share-based compensation expense resulting from grants of employee stock options, restricted stock awards, restricted stock units (“RSUs”) and common stock warrants is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. Stock option and warrant grant date fair values are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSUs is determined based on the fair value of the Company's common stock on the date of grant. The benefits of tax deductions in excess of recognized compensation cost are reported as an operating cash flow. Forfeitures are accounted for as they occur.
Under the Black-Scholes-Merton model, the determination of the grant date fair value of share-based awards is affected by the estimated fair value per share of our common stock as well as other subjective assumptions, including, but not limited to, the expected term of the share-based awards, expected stock price volatility, risk-free interest rates, and expected dividend yields, which are estimated as follows:
•Fair value per share of the Company’s common stock. Prior to the IPO in 2021, the Company was privately held with no active public market for its common stock. Given the absence of an active market for the Company’s common stock, the board of directors approves the fair value of the common stock at the time of grant for each share-based award based upon several factors, including consideration of input from management and contemporaneous third-party valuations. Each fair value estimate was based on a variety of factors, including the forecasted financial performance, prices, rights, preferences and privileges of the

Company’s preferred stock relative to those of its common stock, pricing and timing of transactions in the Company’s equity, the lack of marketability of the common stock, actual operating and financial performance, developments and milestones in the Company, the market performance of comparable publicly traded companies, the likelihood of achieving a liquidity event, and U.S. and global capital market conditions, among other factors. After the IPO, the fair value of the Company’s common stock is based on the closing market price on the date of grant.
•Expected term. The Company determines the expected term of the awards using the simplified method due to the Company’s insufficient history of option exercise and forfeiture activity. The simplified method estimates the expected term based on the average of the vesting period and contractual term of the stock option.
•Expected volatility. The Company estimates the expected volatility based on the volatility of similar publicly held entities (referred to as “guideline companies”) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
•Risk-free interest rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option.
•Estimated dividend yield. The expected dividend based on the Company’s historical dividend activity is zero.
The assumptions used in calculating the fair value of share-based awards represent the Company’s best estimates, however, these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or the Company uses different assumptions, share-based compensation expense could be materially different in the future.
(t) Subsequent Events
In connection with the preparation of these consolidated financial statements, the Company evaluated any subsequent events after the balance sheet date of December 31, 2021 and through March 10, 2022, the date that the financial statements were available to be issued.
(u) Recently Issued Accounting Pronouncements
In December 2019, the FASB issued guidance, ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting standard. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 ("ASC 740") as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard was effective for the Company for the year ended December 31, 2021. The adoption of this standard did not result in a material impact to the Company’s consolidated financial statements.
Note 3: Significant Manufacturers
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
The Company has the following significant concentrations related to suppliers:

	Year Ended December 31,
	2021	2020
Inventory purchases:
Supplier A	28%	29%
Supplier B – related party	13	8
Supplier C	8	10
Supplier D – related party	40	44

The Company is currently reliant upon these manufacturers for products. Although VIZIO can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $5.6 million and $3.0 million due from the manufacturers as of December 31, 2021 and 2020, respectively. The other receivable balances are attributable to customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the consolidated statements of operations as a reduction to cost of goods sold.
Note 4: Significant Customers
VIZIO is a wholesale distributor of televisions and other home entertainment products, which are sold to the largest retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry. The following customers account for more than 10% of total net revenue or 10% of accounts receivable:

	Year Ended December 31,
	2021	2020	2019
Net Revenue:
Customer A	40%	46%	43%
Customer B	11%	11%	14%
Customer C	12%	12%	14%
Customer D	10%	10%	6%
Customer E	5%	10%	15%

	As of December 31,
	2021	2020
Net Receivables:
Customer A	44%	41%
Customer B	10%	18%
Customer C	10%	16%
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control with one another. Collectively, they comprised 52%, 58% and 57% of VIZIO’s net revenue for the years ended December 31, 2021, 2020 and 2019, respectively. However, throughout VIZIO’s history and presently, the Company has dealt with separate purchasing departments at Customer A and Customer C, and have at times sold products to Customer C without selling products to Customer A.

Note 5: Accounts Receivable
Accounts receivable consists of the following (in millions):

	As of December 31,
	2021	2020
Accounts receivable	$375.2	$405.6
Allowance for doubtful accounts	(0.1)	—
Total accounts receivable, net of allowances	$375.1	$405.6

VIZIO maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts.
Note 6: Inventories
Inventories consist of the following (in millions):

	As of December 31,
	2021	2020
Inventory on hand	$5.3	$3.2
Inventory in transit	6.6	7.3
Total inventory	$11.9	$10.5
Note 7: Property and Equipment
Property and equipment consist of the following (in millions):

	As of December 31,
	2021	2020
Building	$10.1	$10.0
Machinery and equipment	1.6	1.3
Leasehold improvements	3.6	3.4
Furniture and fixtures	3.2	2.8
Computer and software	22.7	19.2
Total property and equipment	41.2	36.7
Less accumulated depreciation and amortization	(30.9)	(28.8)
Total property and equipment, net	$10.3	$7.9

Depreciation expense for fixed assets was $2.1 million, $1.6 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company’s long-lived assets, which include property, plant and equipment and other intangible assets, was approximately $10.3 million and $8.1 million as of December 31, 2021 and 2020, respectively, are located entirely within the United States.
Note 8: Segment Information
Operating segments are components of an enterprise for which discrete financial reporting information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the CODM. The

CODM views the Company’s operations and manages the businesses as two operating segments, which are also the Company’s reportable segments: (i) Device Revenue, and (ii) Platform+ Revenue. The CODM reviews the operating results of these segments on a regular basis and allocates company resources to these two segments based on the needs of each segment and the availability of resources. The Company assesses its determination of operating segments at least annually.
Segment revenue and gross profit are disclosed on the face of the statement of operations.
Note 9: Goodwill
The Company’s goodwill balance was $44.8 million as of December 31, 2021 and 2020 . The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.
The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its accounting policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the years ended December 31, 2021, 2020 and 2019.
Note 10: Accrued Expenses
The Company’s accrued expenses consisted of the following (in millions):

	As of December 31,
	2021	2020
Accrued price protection	$67.2	$61.3
Accrued other customer related expenses	48.4	54.4
Accrued supplier/partner related expenses	39.2	12.4
Accrued payroll expenses	21.6	10.9
Accrued tax expenses	—	2.7
Accrued other expenses	9.4	13.3
Total accrued expenses	$185.8	$155.0
Note 11. Stockholders’ Equity
Convertible Preferred Stock
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
Series A Convertible Preferred Stock
On March 29, 2021, in connection with the closing of the Company’s IPO, all 134,736 shares of Series A convertible preferred stock outstanding immediately prior to the IPO were converted into an aggregate of 30,315,600 shares of Class A common stock and recorded in the consolidated balance sheet to common stock and additional paid-in capital. Additionally, approximately $0.6 million in dividends accumulated through the conversion date were paid to the holders of outstanding shares of Series A convertible preferred stock as of immediately prior to the closing of the IPO. As of the effectiveness of the Amended and Restated Certificate of

Incorporation on March 29, 2021, there are no shares of the Series A convertible preferred stock authorized for issuance.
The Series A convertible preferred stock was issued with the following terms:
Voting Rights: The holders of convertible preferred stock has no voting rights but were entitled to participate as one class of stock in the election of one member of the Company’s Board of Directors.
Dividend Rate: The holders of Series A convertible preferred stock were entitled to receive cumulative dividends in preference to any dividends on the Company’s outstanding common stock at the per annum rate of 6% of the stated value when and as declared by the Board of Directors. In 2018 and 2019, the Board of Directors did not declare a dividend payment for preferred or common stockholders. Accumulated preferred dividends were $0 and $0.6 million at December 31, 2021 and 2020, respectively.
Conversion Feature: Each share of Series A convertible preferred stock was automatically convertible into shares of common stock upon the occurrence of an underwritten public offering resulting in aggregate net proceeds of at least $15,000 and pursuant to a registration statement under the Securities Act of 1933 or on any recognized foreign exchange. Each share of Series A convertible preferred stock shall be converted by dividing the initial issuance price by the conversion price upon the commencement of a transaction as defined above. The conversion price was the initial issuance price as adjusted for any anti-dilution provisions as defined in the articles of incorporation.
Liquidation Preference: The holders of the preferred stock were entitled to receive, in preference to the holders of the common stock, a per share amount equal of $14.84 plus all declared but unpaid dividends on such shares. After the holders of the Series A convertible preferred stock receive their full liquidation preference, only then shall all other stockholders be entitled to share in the remaining proceeds based on the number of shares held.
Common Stock
As of December 31, 2021, pursuant to the terms of the Restated Certificate, the Company is authorized to issue 1,350,000,000 shares of common stock with $0.0001 par value, of which 193,255,537 shares are issued and 190,023,855 outstanding. The Company had three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
The Company’s common stock includes the following terms:
Voting rights: Holders of the Company’s Class A common stock and Class B common stock have identical rights, provided that, except as otherwise expressly provided in the Company’s amended and restated certificate of incorporation or required by applicable law, on any matter that is submitted to a vote of its stockholders, the holders of Class A common stock are entitled to one vote per share of Class A common stock and holders of Class B common stock are entitled to 10 votes per share of Class B common stock. Holders of the Company’s Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law.
Dividends: The holders of the Company’s common stock are entitled to share equally, on a per share basis, in any dividends declared by its board of directors out of legally available funds, subject to the rights of holders of preferred stock, if any, and the terms of any existing or future agreements between the Company and its lenders. Dividends may not be paid on common stock unless all accrued dividends on preferred stock, if any, have been paid or declared and set aside.
Liquidation: In the event of a liquidation, dissolution or winding up, holders of the Company’s common stock are entitled to share equally, on a per share basis, in all assets legally available for distribution after payment of all debts and other liabilities, and subject to the prior rights of any holders of outstanding shares of preferred stock, if any.

Change of control transactions: In any merger, consolidation or business combination with or into another corporation or other business entity, whether or not the Company is the surviving corporation, the consideration per share to be received by holders of common stock in such merger, consolidation or business combination must be identical, except that in any such transaction in which shares of capital stock are distributed, such shares may differ as to voting rights to the extent and only to the extent that the voting rights of the Company’s common stock differ as provided in its amended and restated certificate of incorporation.
Subdivisions and combinations: If the Company in any manner subdivide or combine the outstanding shares of one class of common stock, its amended and restated certificate of incorporation requires that the outstanding shares of the other class of common stock will be subdivided or combined in the same manner.
Conversion of Class B Common Stock: Each share of Class B common stock will be convertible into one fully paid and nonassessable share of Class A common stock at the option of the holder at any time and upon any sale or other disposition of each such share of Class B common stock whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in the amended and restated certificate of incorporation. Additionally, each outstanding share of Class B common stock will convert on the date fixed by the board of directors that is no less than 61 days and no more than 180 days following (i) the first time that Mr. Wang and his affiliates hold less than the 25% Ownership Threshold; (ii) following the date on which Mr. Wang is terminated for cause (as defined in the Company’s amended and restated certificate of incorporation); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as the Company’s Chief Executive Officer and (B) Mr. Wang is no longer a member of the Company’s Board of Directors, either as a result of Mr. Wang’s voluntary resignation or as a result of a request or agreement by Mr. Wang not to be re-nominated as a member of the Company’s board of directors at a meeting of its stockholders. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of its Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by the board of directors (or if there is no such person, then the secretary then in office).
Conversion of Class C Common Stock: After the conversion or exchange of all outstanding shares of the Company’s Class B common stock into shares of Class A common stock, all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, on the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.
Note 12. Share-Based Compensation
In August 2017, the Company’s Board of Directors adopted the 2017 Incentive Award Plan (as amended, the “2017 Plan”), which provides for the granting of qualified and nonqualified stock options, restricted stock awards, restricted stock units, dividend equivalents, stock appreciation rights and other share-based awards. The 2017 Plan was amended and restated prior to the Company’s IPO. The 2017 Plan reserves for issuance to eligible employees, directors and consultants a total of (i) 24,446,502 shares of common stock in addition to (ii) the number of shares that, as of the date the 2017 Plan was originally adopted, were available for issuance under the 2007 Plan (as described below), plus (iii) the number of shares subject to awards outstanding under the 2007 Plan as of the date the 2017 Plan was originally adopted, that on or after that date, are forfeited or otherwise terminate or expire for any reason without the issuance of shares to the holders of the awards; provided, that the maximum number of shares of Class A common stock that may be added to the number of shares reserved under the 2017 Plan under clauses (ii) and (iii) is 40,520,655 shares. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors. Any stock options or stock appreciation rights granted under the Plan will have a term of not more than 10 years and the vesting of the awards are set at the discretion of the Board of Directors but is not expected to exceed four years for any grant.
The Company’s 2007 Incentive Award Plan (the “2007 Plan”), which the Board of Directors had adopted in 2007, was terminated in connection with the adoption of the 2017 Plan. Any outstanding awards that had been granted under the 2007 Plan prior to its termination remain outstanding, subject to the terms of the 2007 Plan and awards agreements, until such awards vest and are exercised (as applicable) or until they terminate or expire by their terms. As of December 31, 2021, options to purchase a total of 1,113,362 shares of Class A common stock remained outstanding and subject to the terms of the 2007 Plan. The awards under the 2007 Plan have a term of not more than 10 years and the vesting of the awards was set at the discretion of the Board of Directors upon grant but is not expected to exceed four years for any grant. All awards are subject to forfeiture within 90 days if employment or other services terminate prior to the vesting of the awards. Grants are no longer permitted from the 2007 Plan.
Stock Option Awards
A summary of the status of the Company’s stock option plans for the years ended December 31, 2021 and 2020 is presented below (in thousands):

	Number of options	Weighted average exercise price	Weighted Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2019	16,655	$2.96	6.1
Granted	4,066	7.33
Exercised	(232)	3.11		$1,805
Forfeited	(4,073)	2.59
Outstanding at December 31, 2020	16,416	4.16	7.1	$71,934
Granted	2,847	18.55
Exercised	(3,961)	3.15		$23,630
Forfeited	(941)	11.67
Outstanding at December 31, 2021	14,361	$6.80	6.8	$181,359
Stock options vested and exercisable at December 31, 2021	9,115	$3.72	5.7	$143,150

	Year Ended December 31,
	2021	2020
Weighted average grant date fair value of stock options granted during the year	$9.22	$2.22

A summary of the nonvested stock options for the years ended December 31, 2021 and 2020 are as follows (options in thousands):

	Number of Options	Weighted average grant date fair value
Nonvested at December 31, 2019	6,933	$0.90
Granted	4,066	2.22
Forfeited	(898)	1.72
Vested	(2,947)	0.88
Nonvested at December 31, 2020	7,154	1.64
Granted	2,847	9.22
Forfeited	(799)	6.53
Vested	(3,956)	4.02
Nonvested at December 31, 2021	5,246	$6.24
Fair Value Measurement
Prior to the IPO, the fair value of the shares of common stock underlying the stock options and RSUs had historically been determined by the Company’s board of directors as there was no public market for the underlying common stock. The Company’s board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and redeemable convertible preferred stock to outside investors in arms-length transactions (including the IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company's Class A common stock is determined based on the New York Stock Exchange ("NYSE") closing price on the date of grant.
The grant date fair value of stock options, restricted stock awards, and common stock warrants are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSUs is determined based on the fair value of the Company's common stock on the date of grant as noted above.
The following provides information on the weighted-average assumptions used for stock options granted during the years ended December 31, 2021, 2020, and 2019 as follows (options in thousands):

	Year Ended December 31,
	2021	2020	2019
Number of options granted	2,847	4,066	1,944
Volatility	43.0%	40.5%	39.0%
Expected term	6.25 years	6.25 years	6.25 years
Dividend yield	1.1%	2.4%	3.1%
Risk-free interest rate	1.1%	0.4%	1.5%
Fair market value per share of common stock approved by the Company’s Board of Directors at the time of grant	$21.19	$7.33	$5.39
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$9.22	$2.22	$1.53
The assumptions above include those used in determining the fair value of the December 2020 and February 2021 stock option awards for which the Company recognized additional stock based compensation expense prior to the IPO which is further discussed below.
As of December 31, 2021, the Company had $27.3 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average vesting period of approximately 2.04 years.
Restricted Stock Awards
Effective October 29, 2010, the Board of Directors granted a total of 4,995,000 restricted stock awards to the Company’s Chief Executive Officer and Chief Operating Officer with a stock price of $1.93 per share. The restricted stock awards vest and become nonforfeitable ratably over a four-year period assuming VIZIO made its first public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission during this period. Under the terms of the grant, if a public offering did not occur within the four-year vesting period, the restricted stock awards would remain outstanding and unvested for an additional three-year period and all shares would vest contingent upon an initial public offering. If after seven years, VIZIO was not successful at completing an initial public offering, all of the restricted stock awards would forfeit. Effective April 25, 2017, the forfeiture date on these awards was extended to December 31, 2020. In estimating the fair value of the common stock at the grant date, the Company engaged an independent valuation specialist to assist in determining the stock price.
On October 8, 2019, the Board of Directors granted a total of 234,000 restricted stock awards to members of senior management with a stock price of $5.39 per share. Under the terms of the grant, the vesting of the restricted stock awards was contingent upon an initial public offering, which occurred in March 2021. Since the vesting of the RSUs was contingent upon an initial public offering, VIZIO deferred the recognition of compensation expense for these awards until the first quarter of 2021.
Restricted Stock Units
On December 31, 2020, the Board of Directors granted a total of 2,034,972 RSUs to members of senior management with a stock price of $8.54 per share. The restricted stock units vest ratably over a one to four-year period.
RSU activity for the year ended December 31, 2021 was as follows (RSUs in thousands):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,035	$8.54
Granted	7,776	20.65

Released	(5,436)	17.58
Forfeited	(309)	23.21
Outstanding at December 31, 2021	4,066	$20.45
The grant-date fair value of restricted stock units granted during the year ended December 31, 2021 and 2020 was $160.6 million and $26.9 million, respectively. The grant-date fair value of restricted stock units that vested during the year ended December 31, 2021 and 2020 was $126.8 million and $0.0 million, respectively. Total unrecognized compensation cost related to restricted stock units as of December 31, 2021 was $63.8 million which the Company expects to recognize over a weighted-average period of approximately 2.05 years.
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
Under the 2021 ESPP, employees are eligible to purchase the Company’s common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. Unless otherwise determined by the Company’s board of directors, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date, subject to a limit of the lesser of (i) 1,000 shares of our common stock, or (ii) $12,500 divided by the fair market value of our common stock as of the first day of the offering period. For the year ending December 31, 2021, the Company recognized approximately $0.6 million in stock based compensation expense related to the ESPP. As of December 31, 2021, 94,739 shares of the Company’s common stock have been issued under this plan.
Share-based Compensation Expense
For the December 2020 and February 2021 stock options grants, prior to the IPO and given the absence of a public trading market at the time of grant, the fair value of the Company’s common stock was determined by the Company’s board of directors and based on a third-party valuation which considered numerous objective and subjective factors to determine the fair value of the common stock at each grant date. These factors include, but are not limited to (a) the prices at which the Company sold its Class A common stock to outside investors in arms-length transactions, (b) an independent third-party valuation of the Company’s Class A common stock, (c) the Company’s results of operations, financial position, and capital resources, (d) industry outlook, (d) the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company, given prevailing market conditions, (e) the history and nature of the Company’s business, industry trends and competitive environment; and (f) general economic outlook including economic growth, inflation and unemployment, interest rate environment, and global economic trends, including the impact of COVID-19. At the time of grant, the fair value of the Company’s common stock based on this valuation was $8.54 per share however, after consideration of the difference between $8.54, the per share fair value of the Company’s Class A common stock used to record share-based compensation for certain equity awards granted in December 2020 and February 2021, and $22.00, which was the midpoint of the price range set forth on the cover page of the Company’s preliminary prospectus related to the Company’s IPO, the Company used a linear interpolated fair value from $8.54 to $22.00 to measure additional share-based compensation expense for its option and RSU grants made in December 2020, February 2021 and March 2021. As a result, the Company recorded additional share-based compensation expense of approximately $58.2 million in the year ended December 31, 2021. The Company expects to recognize additional share-based compensation expense of approximately $8.4 million, $2.1 million and $1.7 million for the years ending 2022, 2023 and 2024, respectively, for the unvested portion of the December 2020 and February 2021 grants at December 31, 2021.

Stock compensation expense for the years ended December 31, 2021, 2020 and 2019 of $134.4 million, $4.8 million, and $4.1 million, respectively, was recognized in the consolidated statements of operations. Of this amount approximately $2.9 million was allocated to cost of goods sold and research and development expense, with the majority recognized as selling, general and administrative expense.
Treasury stock
In connection with the vesting of share-based payment awards for certain employees, the Company agreed to withhold shares of common stock from these employees to cover the cost of the income tax withholdings due upon release of the awards. The total common stock withheld during the year ended December 31, 2021 was 3,231,682 shares for approximately $71.0 million and is recorded as treasury stock as a reduction to Additional paid-in capital in the consolidated balance sheet. The value of the treasury stock was measured based on closing market price of the common stock on the vest date. The treasury shares were not cancelled and are still considered issued as of December 31, 2021.
Note 13. Net (Loss) Income Per Share
The Basic and diluted earnings (loss) per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares.
Through 2021, the Company considered the preferred shares and unvested options granted under the 2017 Incentive Plan to be participating securities. For each period presented, cumulative preferred dividends earned on preferred stock are subtracted from net income (loss) in calculating the net income (loss) attributable to common stockholders. For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred shares, common shares, and unvested stock options under the 2017 Incentive Plan as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted earnings (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the year ended December 31, 2021, the potential dilutive shares were not included in the computation of diluted earnings (loss) per common share as the effect of including these units in the calculation would have been anti-dilutive. For the years ended December 31, 2020 and 2019, the potential dilutive shares relating to outstanding stock options were included in the computation of diluted earnings.

Basic and diluted earnings (loss) per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Year Ended December 31,
	2021		2020	2019
Numerator	Class A	Class B
Net (loss) income	$(24.2)	$(15.1)	$102.5	$23.1
Less: Undistributed accumulated dividends on preferred shares	—	—	(0.1)	(0.1)
Undistributed earnings	(24.2)	(15.1)	102.4	23.0
Less: Undistributed earnings attributable to participating securities	—	—	(22.2)	(5.0)
Net (loss) income attributable to common shareholders	$(24.2)	$(15.1)	$80.2	$18.0
Denominator (in thousands)
Weighted-average common shares	108,111	67,391	144,381	144,127
Weighted-average effect of dilutive securities
Employee stock options	—	—	2,631	2,936
Weighted average common shares outstanding-diluted	108,111	67,391	147,012	147,063
Basic net (loss) income per share attributable to common stockholders	$(0.22)	$(0.22)	$0.56	$0.12
Diluted net (loss) income per share attributable to common stockholders	$(0.22)	$(0.22)	$0.55	$0.12
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	17,071		5,067	3,652

Note 14. Income Taxes
The components of Provision for income taxes consist of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$14.7	$23.7	$8.3
State	1.5	4.3	0.6
Foreign	0.6	—	(0.6)
Total current income tax expense (benefit)	16.8	28.0	8.3
Deferred:
Federal	(2.2)	1.9	(0.6)
State	(1.5)	—	—
Foreign	—	—	—
Total deferred income tax expense (benefit)	(3.7)	1.9	(0.6)
Total	$13.1	$29.9	$7.7

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	As of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued license payments	$5.9	$7.7
Stock compensation	3.1	2.2
Accrued rebates	10.7	6.6
Accrued Legal Fees	1.9	3.1
Accrued Recycling Fees	2.9	2.3
Accrued Other	1.5	1.8
Leases	2.1	2.0
NOL carryforwards	2.2	2.4
Depreciation and amortization	—	—
Other	4.6	2.4
	34.9	30.5
Less valuation allowance	(2.0)	(2.2)
Deferred tax assets	$32.9	$28.3
Deferred tax liabilities:
Federal impact of state taxes	$(0.6)	$(0.5)
Depreciation and amortization	(1.9)	(1.1)
Deferred tax liabilities	(2.5)	(1.6)
Net deferred tax assets	$30.4	$26.7

As of December 31, 2021, the Company has gross federal and state net operating loss carryforwards of $3.6 million and $10.4 million, respectively, which, if unused, will expire in years 2027 through 2037. A portion of the net operating losses are subject to annual limitations as a result of past acquisitions, which constitutes a change of ownership as defined under Internal Revenue Code Section 382. The Company believes that it is more likely than not that VIZIO will generate earnings in the future and will be able to realize the benefit of the net operating losses.
As of December 31, 2021 the Company has California net operating loss of $0.9 million and Federal and California tax credit carryforwards of $1.5 million generated from the pre-acquisition years and has provided a valuation allowance of $1.0 million of those California carryforwards since its entity’s relative apportionment percentage is effectively zero due to intercompany sales elimination for the combined group filing. The state tax credit has no expiration date.
The change to the valuation allowance was primarily due to an expired capital loss carryover, adjustment of the deferred tax assets related to foreign net operating losses, and the change in the state effective tax rates. VIZIO has maintained a valuation allowance of $1.3 million on the deferred tax assets related to state and foreign net operating losses and research and development credit carryforwards.
The income tax provision differs from the amount obtained by applying the statutory tax rate as follows (in millions):

	As of December 31,
	2021	2020	2019
Income tax provision at statutory rate	$(5.5)	$27.8	$6.5
State income taxes (net of federal benefit)	2.5	4.8	1.0
Permanent tax differences	17.8	(0.1)	0.6
Tax differential on foreign earnings	0.1	(0.4)	0.1
Effect of U.S. tax law change	—	—	(0.1)
Tax credits	(6.9)	(2.7)	(0.5)
Tax contingencies	4.6	1.0	0.5
Prior year adjustments	0.3	(0.2)	(0.3)
Other	0.2	(0.3)	(0.1)
Total provision for income taxes	$13.1	$29.9	$7.7

As of December 31, 2021, VIZIO has $7.7 million in liabilities for unrecognized tax benefits inclusive of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties, is as follow (in millions):

	As of December 31,
	2021	2020
Unrecognized tax benefit at January 1	$2.9	$1.9
Gross increases – tax position in prior period	4.1	1.0
Settlement	—	—
Unrecognized tax benefit at December 31	$7.0	$2.9
As of December 31, 2021 and 2020, unrecognized tax benefits of $6.8 million and $2.6 million, respectively, would affect the effective tax rate if recognized.
The total amount of interest and penalties related to unrecognized tax benefits in the consolidated statements of operations is $0.1 million, $0.6 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total amount of interest and penalties related to unrecognized tax benefits in the consolidated balance sheets is $1.3 million and $1.2 million as of December 31, 2021 and 2020, respectively.
The Company recorded a provision for income taxes of $13.1 million resulting in an effective tax rate of (50)%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $18.3 million for share-based compensation expense, tax excess benefits, and the compensation deduction limitation on certain executive officers as a publicly held corporation included in permanent book-to-tax difference.
The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. For federal tax purposes, there is a 3-year statute of limitations and the Company is no longer subject to U.S. federal tax examinations for years prior to 2015. During 2019, the Internal Revenue Service commenced an income tax audit for 2015, 2016, and 2017 which is on-going. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of the audit is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months. In general, the Company is no longer subject to state tax examinations for years prior to 2015. The Company also files income tax returns in various foreign jurisdictions. The following tax years remain subject to examinations:

Major jurisdiction	Open years
China	2018-2020
Mexico	2016-2020
Note 15. Defined Contribution Retirement Plan
VIZIO maintains a 401(k) defined contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides for solely discretionary matching contributions on the employee deferred amounts. In December 2021, 2020 and 2019, the Company approved discretionary matching contributions of $1.8 million, $0.9 million and $0.5 million respectively, which were funded in February 2022, 2021 and 2020, respectively.
Note 16. Accrued Royalties
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
A summary of future commitments on royalty obligations as of December 31, 2021 is as follows:

2022	$10.9
2023	6.8
2024	5.2
2025	3.0
2026 and thereafter	0.5
Total	$26.3

For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $32.5 million and $49.6 million has been recorded as of December 31, 2021 and 2020, respectively, as part of accrued royalties. Any patent infringement lawsuit in which VIZIO is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
In certain instances, the Company administers refundable deposits on behalf of its manufacturers for asserted intellectual property infringement claims and related active litigation in accordance with the terms of the supply agreements. The use of the refundable deposits is limited to the resolution or settlement of these claims and active cases. Management reviews the nature of these claims and active cases with the manufacturers on a periodic basis. The deposit amounts received and recorded are determined and adjusted quarterly based on mutual consent of both parties and using all available information at that time. In the event of an unfavorable resolution or settlement that exceeds the amount recorded as a refundable deposit, the excess shall be paid by VIZIO and then reimbursed by the manufacturer in accordance with the contractual indemnification provisions in the product supply agreement. Refundable deposits of $24.3 million and $31.5 million have been recorded as of December 31, 2021 and 2020, respectively, which are presented within accrued royalties in the consolidated balance sheets.
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
Note 17. Other Income, Net
On December 15, 2021, VIZIO entered into a Confidential Release and Settlement Agreement with a former insurance provider to settle a dispute regarding an insurance claim made in connection with the 2015 Cognitive Media Networks litigation. Under the Settlement Agreement, the Company agreed to abandon all past, present and future claims relating to the matter in return for $3.5 million in gross proceeds. The Company received the payment in 2021 and recognized net proceeds of $2.9 million as other income, net in the consolidated statement of operations.
Note 18. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2026.
The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

		As of December 31,
	Classification	2021	2020
Assets:
Right of use assets	Other assets	$8.9	$8.0
Liabilities:
Lease liabilities-current	Other current liabilities	$2.4	$2.9
Lease liabilities-noncurrent	Other long-term liabilities	$6.5	$5.1
Weighted Average Remaining Lease term		4.2 years	3.7 years
Weighted Average Discount Rate		3.70%	3.40%

The following operating lease costs were included in the Company’s consolidated statements of operations (in millions):

	Year Ended December 31
	2021	2020	2019
Operating lease costs	$4.1	$2.8	$3.0

The table below reconciles the undiscounted cash flows of the operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2021.

2022	$2.6
2023	2.1
2024	1.7
2025	1.5
2026 and thereafter	1.9
Total minimum lease payments	9.8
Less imputed interest	(0.9)
Total lease liabilities	$8.9

The future lease payments above exclude future minimum sublease income due under noncancelable subleases as of December 31, 2021 which are not material.
VIZIO has a 13% ownership interest in Spyglass Tesla LLC (Spyglass), a corporation that owns and manages the building in which VIZIO maintains its corporate headquarters in Irvine, California. Spyglass is principally owned by two related parties, and VIZIO does not have significant influence over the operations and governance of Spyglass. As such, the Company accounts for the $0.5 million investment in the members’ equity of Spyglass as an investment in equity securities without a readily determinable fair value, which is included in other assets in the consolidated balance sheets as of December 31, 2021 and 2020. Additionally, VIZIO executed a noncancelable operating lease with Spyglass, which will expire in January 2027 and extends the lease term to 2027. Net rent expense under this operating lease was approximately $0.7 million, $1.0 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In 2011, the Company purchased a building adjacent to the corporate headquarters and in 2015, the Company leased a building near the corporate headquarters. The Company leases and subleases available office space in those buildings to manufacturers and other third parties and recognizes rental income. For the years ended 2021, 2020, and 2019 rental income from tenants was approximately $0.4 million in each year.
Note 19. Commitments and Contingencies
(a)Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of December 31, 2021, no liabilities were recorded related to this supply commitment.
(b)Revolving Credit Facility On April 13, 2016, VIZIO entered into a credit agreement with Bank of America, N.A. Under the credit agreement, Bank of America, N.A. agreed to provide VIZIO with a revolving credit line of up to $50.0 million with a maturity date of April 13, 2021, for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the credit agreement is collateralized by substantially all of the Company’s assets.
Any indebtedness under this credit agreement bears interest at a variable rate based either on LIBOR, the federal funds rate, or the prime rate. The credit agreement contains affirmative and negative covenants which, among other things, requires the Company to deliver to Bank of America, N.A. specified annual and monthly financial information.
On April 13, 2021, the Company entered into a Second Amendment to the Loan and Security Agreement (“Second Amendment”) with Bank of America N.A., to include among other things, (i) an update to provide for use of a LIBOR successor rate, (ii) to amend the definition of Availability Reserve and Borrowing Base, and (iii) an extension of the termination date to April 13, 2024. In connection with the Second Amendment, the Company paid a fee of $75,000 in the second quarter of 2021.

Unused fees related to this line of credit were not material in any of the years presented. The Company is in compliance with all required financial covenants as of December 31, 2021.
(c)Legal Matters
Advanced Micro Devices, Inc. (AMD) presented the Company with a claim letter dated May 11, 2015 in which AMD claimed the Company is infringing its patents that cover graphics processing and semiconductor technologies. On January 23 and 24, 2017, respectively, AMD filed complaints in the U.S. District Court for the District of Delaware and the International Trade Center (ITC) alleging infringement of AMD’s U.S. patents. On August 22, 2018, the ITC ruled against VIZIO and recommended limited exclusion and cease and desist orders. On August 30, 2018, the parties entered into a settlement agreement including payments of $39.0 million in total, and the cases were subsequently dismissed. Of the $39.0 million settlement outlined in the agreement, $15.0 million was negotiated to apply to the release for units shipped prior to the effective date of the agreement which is indemnified by VIZIO’s suppliers. This is reflected in the first three payments due to AMD under the license, which were paid by the end of 2018. Payments beginning with the fourth payment are scheduled on an annual basis in May of each subsequent calendar year for payment of ongoing license from September 2018 and included in accrued royalties in note 16 to these consolidated financial statements. In connection with the IPO, approximately $14.0 million in payments were accelerated and paid during second quarter of 2021.
In November 2020, the Company entered into a settlement agreement with AmTRAN Technology Co., Ltd., or AmTRAN and one of its subsidiaries. AmTRAN is a beneficial holder of more than 5% of the Company’s Series A convertible preferred stock. Pursuant to the settlement agreement, the Company agreed, among other things, to pay AmTRAN approximately $8.2 million. In return, on November 23, 2020 AmTRAN terminated its security agreement. AmTRAN further agreed to pay outstanding fees owed by it for IP licenses related to the manufacturing of the Company’s devices. The parties further agreed that VIZIO would continue to retain a reserve of approximately $4.0 million for payment of, future claims attributable to devices manufactured by AmTRAN. On December 31, 2022 VIZIO will release to AmTRAN the lesser of (i) 50% of the remaining balance of the reserve or (ii) approximately $2.0 million, with a like amount to be retained by the Company.
On August 20, 2021, Maxell, Ltd. and Maxell Holdings, Ltd. (collectively, “Maxell”) filed a complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe several of their patents related to various television-related technologies. See Maxell, Ltd., et al. v. VIZIO, Inc., Case No. 2:21-cv-6758 (C.D. Cal.). This case is in the pleadings stage. The Company disputes the claims and intends to defend the lawsuit vigorously.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers, and Corporate
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA Auditor Firm ID: 185
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets
•Consolidated Statements of Operations
•Consolidated Statements of Comprehensive (Loss) Income
•Consolidated Statements of Stockholders’ Equity
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
Exhibits
See the Exhibit Index preceding the signature page hereto for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated by reference herein.
Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1/A	333-253682	3.2	3/16/2021
3.2	Amended and Restated Bylaws of the registrant	S-1/A	333-253682	3.4	3/16/2021
4.1	Form of Class A common stock certificate of the registrant	S-1/A	333-253682	4.1	3/16/2021
4.2*	Description of Capital Stock
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and officers	S-1	333-253682	10.1	3/01/2021
10.2+	2007 Incentive Award Plan, as amended, and forms of agreements thereunder	S-1/A	333-253682	10.2	3/16/2021
10.3+	Amended and Restated 2017 Incentive Award Plan and forms of agreements thereunder	S-1/A	333-253682	10.3	3/16/2021
10.4+	2021 Employee Stock Purchase Plan, and forms of agreements thereunder	S-1/A	333-253682	10.4	3/16/2021
10.5+	2021 Executive Incentive Compensation Plan	S-1/A	333-253682	10.5	3/16/2021
10.6+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers	S-1/A	333-253682	10.6	3/16/2021
10.7+	Amended and Restated Confirmatory Employment Letter between the registrant and William Wang, dated as of March 15, 2021	8-K	001-40271	10.1	2/14/2021
10.8+	Confirmatory Employment Letter between the registrant and Adam Townsend, dated as of March 15, 2021	10-Q	001-40271	10.8	5/12/2021
10.9+	Confirmatory Employment Letter between the registrant and Ben Wong, dated as of March 15, 2021	10-Q	001-40271	10.9	5/12/2021
10.10+	Confirmatory Employment Letter between the registrant and Bill Baxter, dated as of March 15, 2021	10-Q	001-40271	10.10	5/12/2021
10.11+	Confirmatory Employment Letter between the registrant and Michael O’Donnell, dated as of March 15, 2021	10-Q	001-40271	10.11	5/12/2021
10.12+	Outside Director Compensation Policy	S-1/A	333-253682	10.8	3/16/2021
10.13	Loan and Security Agreement, dated April 13, 2016, by and between VIZIO, Inc. and Bank of America, N.A.	S-1	333-253682	10.7	3/01/2021
10.14	Amendment to Loan and Security Agreement, dated April 13, 2021, between VIZIO, Inc. and Bank of America, N.A.	10-Q	001-40271	10.12	5/12/2021
10.15	California Commercial Lease Agreement, dated January 29, 2007 by and between VIZIO, Inc. and Spyglass Tesla, LLC, as amended January 26, 2011, and August 11, 2017, and January 13, 2022	S-1	333-253682	10.8	3/01/2021
10.16	Securities Purchase Agreement among VIZIO, Inc. and AFE, Inc. dated as of June 20, 2018	S-1/A	333-253682	10.11	3/16/2021
10.17	Securities Purchase Agreement among VIZIO, Inc. and Innolux Corporation dated as of June 20, 2018	S-1/A	333-253682	10.12	3/16/2021
10.18*	Fifth Amendment of California Commercial Lease Agreement, dated January 13, 2022, by and between VIZIO, Inc. and Spyglass Tesla, LLC
21.1	Subsidiaries of VIZIO Holding Corp.	S-1/A	333-253682	21.1	3/16/2021
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature pages hereto)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
+    Management contract or compensatory plan or arrangement
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of VIZIO Holding Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this tenth day of March, 2022.

VIZIO HOLDING CORP.

By:	/s/ William Wang
Name:	William Wang
Title:	Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Wang, Adam Townsend and Jerry Huang, and each one of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William Wang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2022
William Wang

/s/ Ben Wong	President and Chief Operating Officer	March 10, 2022
Ben Wong

/s/ Adam Townsend	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2022
Adam Townsend

/s/ John R. Burbank	Director	March 10, 2022
John R. Burbank

/s/ Vicky L. Free	Director	March 10, 2022
Vicky L. Free (Sistrunk)

/s/ Julia S. Gouw	Director	March 10, 2022
Julia S. Gouw

/s/ David E. Russell	Director	March 10, 2022
David E. Russell