Form 10-Q
period 2022-03-31
Vizio Holding Corp.
filed 2022-05-12
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 6, 2022 there were 115,805,280 shares of the registrant’s Class A common stock outstanding, 76,814,638 shares of the registrant’s Class B outstanding, and no shares of the registrant’s Class C common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “could,” “would,” “will” or the negative of these terms or other comparable terminology. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
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
ii

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$309.7	$331.6
Accounts receivable, net	321.0	375.1
Other receivables due from related parties	2.1	5.1
Inventories	12.2	11.9
Income tax receivable	29.2	26.2
Other current assets	84.6	84.8
Total current assets	758.8	834.7
Property, equipment and software, net	13.6	10.3
Goodwill, net	44.8	44.8
Deferred income taxes	30.4	30.4
Other assets	19.2	15.6
Total assets	$866.8	$935.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$153.8	$224.8
Accounts payable	144.9	118.9
Accrued expenses	169.7	185.8
Accrued royalties	47.2	56.8
Other current liabilities	5.4	4.8
Total current liabilities	521.0	591.1
Other long-term liabilities	16.4	14.1
Total liabilities	537.4	605.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of March 31, 2022 and December 31, 2021, respectively with the following issued and outstanding by class: •Class A, 119.6 and 116.4 shares issued and 115.8 and 113.2 outstanding as of March 31, 2022 and December 31, 2021, respectively; •Class B, 76.8 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; and •Class C, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	333.1	323.3
Accumulated other comprehensive loss	(0.2)	(0.2)
Retained earnings (accumulated deficit)	(3.5)	7.5
Total stockholders’ equity	329.4	330.6
Total liabilities and stockholders' equity	$866.8	$935.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenue:
Device	$382.9	$453.5
Platform+	102.6	52.2
Total net revenue	485.5	505.7
Cost of goods sold:
Device	375.0	405.2
Platform+	37.7	13.8
Total cost of goods sold	412.7	419.0
Gross profit:
Device	7.9	48.3
Platform+	64.9	38.4
Total gross profit	72.8	86.7
Operating expenses:
Selling, general and administrative	62.4	58.1
Marketing	13.3	4.4
Research and development	9.2	9.8
Depreciation and amortization	0.8	0.6
Total operating expenses	85.7	72.9
Income (loss) from operations	(12.9)	13.8
Interest income, net	—	0.1
Other income (expense), net	—	(0.2)
Total non-operating income (expense), net	—	(0.1)
Income (loss) before income taxes	(12.9)	13.7
Provision for (benefit from) income taxes	(1.9)	10.3
Net (loss) income	$(11.0)	$3.4

Net (loss) income attributable to Class A and Class B stockholders:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02
Weighted-average Class A and Class B common shares outstanding:
Basic	191.2	145.7
Diluted	191.2	157.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Other comprehensive (loss) income
Net (loss) income	$(11.0)	$3.4
Foreign currency translation adjustments	—	(1.0)
Comprehensive (loss) income	$(11.0)	$2.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended March 31, 2022
	Preferred Stock(1)		Common Stock(2)(3)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2021	—	—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
Share-based compensation expense	—	—	—	—	16.5	—	—	16.5
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	2.6	—	(6.7)	—	—	(6.7)
Net loss	—	—	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2022	—	—	115.8	76.8	$333.1	$(0.2)	$(3.5)	$329.4

	Three Months Ended March 31, 2021
	Series A Convertible Preferred Stock (1)		Common Stock(2)(3)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2020	0.1	$2.6	150.8	—	$98.9	$0.9	$46.8	$149.2
Share-based compensation expense	—	—	—	—	26.0	—	—	26.0
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	—	—	(9.1)	—	—	(9.1)
Payment of accumulated preferred stock dividends	—	(0.6)	—	—	—	—	—	(0.6)
Conversion of Series A preferred stock upon IPO	(0.1)	(2.0)	30.3	—	2.0	—	—	—
Exchange of Class A shares for Class B	—	—	(98.3)	98.3	—	—	—	—
Sale of common stock in IPO, net of $13.7 of underwriting fees and other offering costs	—	—	7.6	—	145.0	—	—	145.0
Forfeiture of RSA awards upon IPO	—	—	(5.0)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(1.0)	—	(1.0)
Net income	—	—	—	—	—	—	3.4	3.4
Balance at March 31, 2021	—	$—	85.4	98.3	$262.8	$(0.1)	$50.2	$312.9
(1) There were no shares of Preferred Stock outstanding as of March 31, 2022 and December 31, 2021.
(2) As of March 31, 2022 and December 31, 2021, the value on common stock outstanding was $19 thousand and $19 thousand, respectively, and are not shown.
(3) There were no shares of Class C common stock issued or outstanding in any of the periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(11.0)	$3.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	0.8	0.6
Deferred income taxes	—	1.2
Share-based compensation expense	16.5	26.0
Change in allowance for doubtful accounts	3.1	—
Changes in operating assets and liabilities:
Accounts receivable	51.0	157.1
Other receivables due from related parties	3.0	0.2
Inventories	(0.3)	0.8
Income taxes receivable	(3.0)	1.3
Other current assets	0.1	(1.3)
Other assets	(2.8)	0.6
Accounts payable due to related parties	(71.0)	(49.7)
Accounts payable	26.0	(38.2)
Accrued expenses	(16.1)	(19.7)
Accrued royalties	(9.6)	(3.9)
Income taxes payable	—	6.8
Other current liabilities	0.5	—
Other long-term liabilities	2.3	(0.4)
Net cash (used in) provided by operating activities	(10.5)	84.8
Cash flows from investing activities:
Purchase of property and equipment	(4.0)	(2.3)
Purchase of investments	(0.7)	—
Net cash used in investing activities	(4.7)	(2.3)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5.2	—
Payment of dividends on Series A convertible preferred stock	—	(0.6)
Proceeds from IPO, net of $10.7 in direct offering costs	—	148.0
Payments of other offering costs	—	(1.4)
Withholding taxes paid on behalf of employees on net settled share-based awards	(11.9)	—
Net cash (used in) provided by financing activities	(6.7)	146.0
Effects of exchange rate changes on cash and cash equivalents	—	(1.1)
Net (decrease) increase in cash and cash equivalents	(21.9)	227.4
Cash and cash equivalents at beginning of period	331.6	207.7
Cash and cash equivalents at end of period	$309.7	$435.1
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.9	$0.1
Cash paid for interest	$0.1	$0.1
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3.5	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$0.8	$0.7
Payment to taxing authority in connection with shares directly withheld from employees not yet made	$—	$9.1
IPO costs not yet paid	$—	$1.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Founded and headquartered in Orange County, California, the Company’s mission at VIZIO Holding Corp. (NYSE: VZIO), a Delaware corporation, is to deliver immersive entertainment and compelling lifestyle enhancements that make its products the center of the connected home. The Company is driving the future of televisions through its integrated platform of cutting-edge Smart TVs and powerful operating system. The Company also offers a portfolio of innovative sound bars that deliver consumers an elevated audio experience. The Company’s platform gives content providers more ways to distribute their content and advertisers more tools to connect with the right audience.

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
VIZIO purchases all of its products from manufacturers based in Asia. Since inception, the Company had purchased a portion of its televisions from one manufacturer who holds a noncontrolling interest in the Company through its ownership of Class A common stock; however, recently the Company has not made any material purchases from this manufacturer. Since 2012, VIZIO has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of Class A common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
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
Since the first quarter of 2020, the COVID-19 pandemic, and the responses to it have impacted the Company. During much of 2020 and early 2021 the Company experienced increased demand for its products due to the combined impact of stay at home orders and fiscal stimulus. Due to the surge in demand and supply chain and logistical partners operating at limited capacity the Company encountered reduced channel inventory levels at several retailers during 2021. By the end of 2021 and early 2022, the Company replenished most of its channel inventory.
Note 2. Summary of Significant Accounting Policies
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
The condensed consolidated balance sheet as of December 31, 2021 and included herein was derived from the audited financial statements as of the same date. The Company has condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.
Reclassifications
The Company has reclassified Research and development costs from Selling, general and administrative amounts for the three months ended March 31, 2021, to conform to the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions. Significant items subject to such estimates and assumptions include the allowances for doubtful accounts and sales returns, reserves for excess and obsolete inventory, accrued price protection and rebates, accrued royalties, share-based compensation, valuation of deferred tax assets and other contingencies. Supplier and customer concentrations also increase the degree of uncertainty inherent in these estimates and assumptions.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

The Company sells products to certain retailers under terms that allow them to receive price protection on future sell-through price reductions and may provide for limited rights of return, discounts and advertising credits.
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. The Company did not identify nor record any material contract assets as of March 31, 2022 and December 31, 2021. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.

Significant Customers
VIZIO is a wholesale distributor of televisions and other home entertainment products, which are sold to the largest retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended March 31,
	2022	2021
Net revenue:
Customer A	40%	41%
Customer B	7	15
Customer C	13	12
Customer D	10	9

Note 4. Accounts Receivable
Accounts receivable consists of the following:

	March 31, 2022	December 31, 2021
	(In millions)
Accounts receivable	$324.1	$375.2
Allowance for doubtful accounts	(3.1)	(0.1)
Total accounts receivable, net of allowances	$321.0	$375.1
VIZIO maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three months ended March 31, 2022, the Company recorded a $3.1 million allowance for doubtful accounts.
The following customers account for more than 10% of accounts receivable:

	March 31, 2022	December 31, 2021
Net receivables:
Customer A	41%	44%
Customer B	7	10
Customer C	16	10
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control with one another. Collectively, they comprised 53% and 53% of VIZIO’s net revenue for the three months ended March 31, 2022 and 2021, respectively. Their collective accounts receivable balance as of March 31, 2022 and December 31, 2021 was 57% and 54% of our total net receivables, respectively. However, throughout VIZIO’s history and presently, the Company has dealt with separate purchasing departments at Customer A and Customer C, and have at times sold products to Customer C without selling products to Customer A.

Note 5. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
	(In millions)
Inventory on hand	$6.4	$5.3
Inventory in transit	5.8	6.6
Total inventory	$12.2	$11.9
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended March 31,
	2022	2021
Inventory purchases:
Supplier A — related party	44%	43%
Supplier B	23	31
Supplier C	15	10
Supplier D — related party	7	13
The Company is currently reliant upon these manufacturers for products. Although VIZIO can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $4.6 million and $5.6 million due from the manufacturers as of March 31, 2022 and December 31, 2021, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $2.1 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.

Note 6. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	March 31, 2022	December 31, 2021
	( In millions)
Building	$10.1	$10.1
Machinery and equipment	1.7	1.6
Leasehold improvements	3.7	3.6
Furniture and fixtures	3.8	3.2
Computer and software	25.9	22.7
Total property, equipment and software	45.2	41.2
Less accumulated depreciation and amortization	(31.6)	(30.9)
Total property, equipment and software, net	$13.6	$10.3
During the three months ended March 31, 2022 and 2021, the Company capitalized software development costs of $2.3 million and $0.6 million, respectively. During the three months ended March 31, 2022 and 2021 amortization of capitalized software development costs was $0.7 million and $0.7 million, respectively, and are recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.
Depreciation expense was $0.7 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s long-lived assets of $13.6 million and $10.3 million as of March 31, 2022 and December 31, 2021, respectively, are located entirely within the United States.
Note 7. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
	(In millions)
Accrued price protection	$56.0	$67.2
Accrued other customer related expenses	46.2	48.4
Accrued supplier/partner related expenses	36.7	39.2
Accrued payroll expenses	20.1	21.6
Accrued other expenses	10.7	9.4
Total accrued expenses	$169.7	$185.8
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
Note 8. Stockholders’ Equity

Preferred Stock
As of March 31, 2022, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
Common Stock
The Company had three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock.
Equity Incentive Plans
The Company has two equity incentive plans, the 2017 Incentive Award Plan (as amended, the “2017 Plan”) and the 2007 Incentive Award Plan (the “2007 Plan”). The 2017 Plan replaced the 2007 and prohibits new grants under the 2007 Plan. Under the 2017 plan, the Company is permitted to grant stock options, restricted stock units (“RSUs”) and restricted stock. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors. There were no material stock options granted or modified during the three months ended March 31, 2022.
Stock Option Awards
A summary of the status of the Company’s stock option plans as of March 31, 2022, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2021	14.4	$6.80	6.8	$181.4
Granted	0.3	13.51
Exercised	(1.9)	2.94
Forfeited and expired	(0.5)	10.84
Outstanding at March 31, 2022	12.3	$7.40	6.8	$18.4
Options vested and exercisable at March 31, 2022	7.5	$4.07	5.7	$36.2

	March 31, 2022	March 31, 2021
Weighted average grant date fair value of stock options granted during the period	$5.59	$9.95
RSUs
A summary of the status of the Company’s RSUs as of March 31, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
Outstanding at December 31, 2021	4.1	$20.45
Granted	0.4	16.49
Vested	(1.3)	19.47
Forfeited	(0.3)	21.08
Outstanding at March 31, 2022	2.9	$20.25

Share-based Compensation Expense
Total share-based compensation expense was $16.5 million and $26.0 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, $0.4 million is included in Cost of sales, $0.3 million is included in Research and development expense and the remaining amount is included in Selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2021, all share-based compensation expense was included in Selling, general and administrative expense.
As of March 31, 2022, the Company had $73.7 million of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average vesting period of approximately 2.0 years.
Note 9. Net (Loss) Income Per Share
The Company computes earnings per share (“EPS”) of Class A and Class B common stock using the two-class method for participating securities.
Basic earnings per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of Class A and Class B common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted earnings per share represents net (loss) income divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the three-months ended March 31, 2022, potentially dilutive shares were considered antidilutive given the net loss for the period. For the three months ended March 31, 2021, the potential dilutive shares relate to the dilutive effect of outstanding stock options.
Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended March 31
	2022		2021
	Class A	Class B	Class A	Class B
	(In millions)
Numerator:
Net (loss) income	$(6.6)	$(4.4)	$3.3	$0.1
Less: Accumulated dividends on preferred shares	—	—	—	—
Undistributed earnings	(6.6)	(4.4)	3.3	0.1
Less: Earnings attributable to participating securities	—	—	(0.3)	—
Net (loss) income attributable to common stockholder - basic	$(6.6)	$(4.4)	$3.0	$0.1
Reallocation of net income as a result of the conversion of Class B shares to Class A shares	—	—	0.1	—
Net (loss) income attributable to common stockholders – diluted	$(6.6)	$(4.4)	$3.1	$0.1

Denominator:
Weighted-average common shares outstanding - basic	114.4	76.8	142.4	3.3
Conversion of Class B to Class A common shares outstanding	—	—	3.3	—
Weighted-average effect of dilutive securities
Employee stock options	—	—	8.2	—
Weighted-average common shares outstanding - diluted	114.4	76.8	153.9	3.3

Net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	$(0.06)	$(0.06)	$0.02	$0.02
Diluted	$(0.06)	$(0.06)	$0.02	$0.02
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	15.3	—	3.4	—

Note 10. Income Taxes
The Company recorded a tax benefit of $(1.9) million resulting in an effective tax rate of 15% and a tax provision of $10.3 million resulting in an effective tax rate of 75% for the three months ended March 31, 2022 and March 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $3.1 million in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation for the three months ended March 31, 2022. The tax provision for the three months ended March 31, 2022, includes a net income tax benefit of $2.1 million for discrete items primarily due to excess tax benefits relating to stock-based compensation.
Note 11. Accrued Royalties
A summary of future commitments on royalty obligations as of March 31, 2022 is as follows:

March 31, 2022
(In millions)
2022 (nine months)	$7.4
2023	7.1
2024	5.2
2025	3.0
2026 and thereafter	0.5
Total	$23.2
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $25.3 million and $32.5 million has been recorded as of March 31, 2022 and December 31, 2021, respectively, as part of accrued royalties. Any patent infringement lawsuit in which the Company is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
Refundable deposits of $21.9 million and $24.3 million have been recorded as of March 31, 2022 and December 31, 2021, respectively, which are presented within accrued royalties in the condensed consolidated balance sheets.
In the ordinary course of business, management anticipates that the Company will be party to various claims and suits including disputes arising over intellectual property rights and other matters. The Company intends to vigorously defend against such claims and suits; however, the ultimate outcome of such claims may remain unknown for some time. Based on all of the information available to date, management does not believe that there are any claims or suits that would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Note 12. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2027. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows:

	Classification	March 31, 2022	December 31, 2021
Assets:		(In millions)
Right-of-use asset	Other assets	$11.8	$8.9

Liabilities:
Current portion of lease liabilities	Other current liabilities	$3.2	$2.4
Long term portion of lease liabilities	Other long-term liabilities	$8.6	$6.5
Weighted-average remaining lease term (years)		4.6	4.2
Weighted-average discount rate (percentage)		4.1%	3.7%
Operating lease costs were $1.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of March 31, 2022.

March 31, 2022
(In millions)
2022 (nine months)	$2.5
2023	2.8
2024	2.5
2025	2.4
2026	2.3
2027 and Thereafter	0.5
Total minimum lease payments	13.0
Less imputed interest	(1.2)
Total lease liabilities	$11.8
Note 13. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of March 31, 2022, no liabilities were recorded related to this supply commitment.
Revolving Credit Facility
On April 13, 2016, VIZIO entered into a Loan and Security Agreement with Bank of America, N.A. and on April 13, 2021 the agreement was amended (“Second Amendment”) to extend the maturity date to April 13, 2024. Under the credit agreement, Bank of America, N.A. agreed to provide VIZIO with a revolving credit line of up to $50.0 million for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the credit agreement is collateralized by substantially all of the Company’s assets. The Second Amendment also included (i) an update to provide for use of a LIBOR successor rate, (ii) a change in the definition of Availability Reserve and Borrowing Base, and (iii) an

extension of the termination date to April 13, 2024. As of March 31, 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
Legal Matters
Advanced Micro Devices, Inc. (“AMD”) presented the Company with a claim letter dated May 11, 2015 in which AMD claimed the Company is infringing its patents that cover graphics processing and semiconductor technologies. On January 23 and 24, 2017, respectively, AMD filed complaints in the U.S. District Court for the District of Delaware and the International Trade Center (ITC) alleging infringement of AMD’s U.S. patents. On August 22, 2018, the ITC ruled against VIZIO and recommended limited exclusion and cease and desist orders. On August 30, 2018, the parties entered into a settlement agreement including payments of $39.0 million in total, and the cases were subsequently dismissed. Of the $39.0 million settlement outlined in the agreement, $15.0 million was negotiated to apply to the release for units shipped prior to the effective date of the agreement which is indemnified by VIZIO’s suppliers. This is reflected in the first three payments due to AMD under the license, which were paid by the end of 2018. Payments beginning with the fourth payment are scheduled on an annual basis in May of each subsequent calendar year for payment of ongoing license from September 2018 and included in accrued royalties. In connection with the IPO in 2021, approximately $14.0 million in payments were accelerated and paid.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth in Part II, Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Overview

Founded and headquartered in Orange County, California, our mission at VIZIO Holding Corp. (NYSE: VZIO) is to deliver immersive entertainment and compelling lifestyle enhancements that make our products the center of the connected home. We are driving the future of televisions through our integrated platform of cutting-edge Smart TVs and powerful operating system. We also offer a portfolio of innovative sound bars that deliver consumers an elevated audio experience. Our platform gives content providers more ways to distribute their content and advertisers more tools to connect with the right audience.
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
Financial and operating results for the three months ended March 31, 2022 as compared to the corresponding period of last year included:
•Net revenue of $485.5 million, compared to $505.7 million
•Platform+ net revenue of $102.6 million, up 97%
•Gross profit of $72.8 million, compared to $86.7 million
•Platform+ gross profit of $64.9 million, up 69%
•Net loss of $11.0 million, compared to net income of $3.4 million
•Adjusted EBITDA of $4.4 million, compared to $40.4 million
•SmartCast Active Accounts of 15.6 million, up 16%
•SmartCast Hours of 4.1 billion, up 14%
•Average Revenue Per User (ARPU) of $23.68, up 64%

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
•Inscape: Fees from measurement services, ad tech firms, ad agencies and networks to license data generated from our Inscape technology to measure viewership trends and advertising performance
•Content distribution, transactions and promotion
•Branded buttons on remote controls: Partners who want to place a button for their service on our VIZIO remote controls so that consumers can have quick access to their service
•SVOD and vMVPD: Revenue shared by SVOD and vMVPD services on new user subscriptions activated or reactivated through our platform
•PVOD and TVOD: Revenue shared by PVOD and TVOD services for purchases initiated on our platform
•As the Smart TV evolves to take on a more prominent role in the connected home, we believe new monetization opportunities will develop. For example, we expect:
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
We design our products in-house in California and we work closely with our Original Design Manufacturers (ODMs), panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods transfers from the ODM to us once we ship the product to a retailer. We believe that our asset-light business model fosters efficient operations with a low fixed-cost structure; coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. We believe that through these efficiencies, we are able to offer consumers high quality products at affordable prices. Since the first quarter of 2020, the COVID-19 pandemic, the responsive measures that we and other parties have taken, and the resulting economic consequences have affected our business. Initially there was significant growth in Device net revenue; however, we also encountered supply chain disruptions as a result of an industry-wide increase in demand for televisions and other media entertainment devices, suppliers operating at limited capacity due to regional restrictions, shipping and logistical delays, and the temporary closing of certain retail locations. The pandemic has led to industry-wide supply chain challenges that have resulted in delayed product availability. By the end of 2021 our inventory levels returned to more normal levels.

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
Operational metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our revenue currently and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended March 31, 2022, we shipped 1.4 million Smart TVs, an 11% year-over-year decrease. We expect Smart TV shipments will fluctuate from period to period in the future as consumer demand fluctuates.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At March 31, 2022, SmartCast Active Accounts were 15.6 million, representing a 16% year-over-year increase. This metric excludes approximately 4.1 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the quarter ended March 31, 2022 was 8.2 billion hours, representing an 18% year-over-year increase.

SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the three months ended March 31, 2022 was 4.1 billion, representing a 14% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at March 31, 2022 was $23.68, representing a 64% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended March 31, 2022 to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	(In millions, except ARPU)
Smart TV Shipments	1.4	1.5
SmartCast Active Accounts (as of)	15.6	13.5
Total VIZIO Hours	8,208	6,951
SmartCast Hours	4,116	3,622
SmartCast ARPU	$23.68	$14.43

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
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold in a given period. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. For the three months ended March 31, 2022, our Device gross profit decreased 84% year-over-year primarily due to lower Smart TV average unit price and fewer shipments.
Platform+ gross profit
We define Platform+ gross profit as Platform+ net revenue less Platform+ cost of goods sold in a given period. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. For the three months ended March 31, 2022, our Platform+ gross profit increased 69% year-over-year due to higher advertising and non-advertising revenue.
Adjusted EBITDA
We define Adjusted EBITDA, a non-GAAP financial metric, as total net (loss) income before interest income, net, other income, net provision for (benefit from) income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage. For the quarter ended March 31, 2022, our net income decreased 424% year-over-year to a net loss of $11.0 million, and Adjusted EBITDA decreased 89% year-over-year. While we believe that this non-GAAP financial metric is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP.
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
The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(Unaudited, in millions)
Net (loss) income	$(11.0)	$3.4
Adjusted to exclude the following:
Interest income, net	—	(0.1)
Other income (expense), net	—	0.2
Provision for (benefit from) income taxes	(1.9)	10.3
Depreciation and amortization	0.8	0.6
Share-based compensation	16.5	26.0
Adjusted EBITDA	$4.4	$40.4
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
Since the first quarter of 2020, the COVID-19 pandemic, and the responses to it have impacted our business. During much of 2020 and early 2021 we experienced increased demand for our products due to the combined impact of stay at home orders and fiscal stimulus. Due to the surge in demand and supply chain and logistical partners operating at limited capacity we encountered reduced channel inventory levels at several retailers during 2021. By the end of 2021 and early 2022 we replenished most of our channel inventory.
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
Platform+ cost of goods sold
Platform+ cost of goods sold includes advertising inventory costs, including revenue share as well as targeting and measurement services, third-party cloud services, allocated engineering costs and other technology expenses, content or programming licensing fees, and amortization of internally developed technology.
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
Operating expenses
We classify our operating expenses into four categories:
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
Research and development
Research and development expenses consist primarily of employee-related costs, including salaries and bonuses, share-based compensation expense, and employee benefits costs, third-party contractor costs, and related allocated overhead costs. In certain cases, costs are incurred to purchase materials and equipment for future use in research and development efforts. These costs are capitalized and expensed. We expect research and development expenses to continue to increase as we expand our Platform+ service.
Depreciation and amortization
Depreciation expenses cover declines in value of fixed assets such as buildings and equipment. Amortization expenses relate to our intangible assets.
Non-operating (expense) income
Non-operating (expense) income consists of interest income including interest earned on our financial institution deposits and interest expense on our credit facility and other income, net relating to activities not related to recurring operations.
Provision for (benefit from) income taxes
Our provision for (benefit from) income taxes consists of income taxes in the United States and related state jurisdictions in which we do business. Our effective tax rate will generally approximate the U.S. statutory income tax rate plus the apportionment of state income taxes based on the portion of taxable income allocable to each state. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense.
Should actual events or results differ from our current expectations, charges or credits to our provision for (benefit from) income taxes may become necessary.

Results of Operations

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(Unaudited in millions)
Net revenue:
Device	$382.9	$453.5
Platform+	102.6	52.2
Total net revenue	485.5	505.7
Cost of goods sold:
Device	375.0	405.2
Platform+	37.7	13.8
Total cost of goods sold	412.7	419.0
Gross profit:
Device	7.9	48.3
Platform+	64.9	38.4
Total gross profit	72.8	86.7
Operating expenses:
Selling, general and administrative	62.4	58.1
Marketing	13.3	4.4
Research and development	9.2	9.8
Depreciation and amortization	0.8	0.6
Total operating expenses	85.7	72.9
Income (loss) from operations	(12.9)	13.8
Interest income, net	—	0.1
Other income (expense), net	—	(0.2)
Total non-operating income (expense), net	—	(0.1)
Income (loss) before income taxes	(12.9)	13.7
Provision for (benefit from) income taxes	(1.9)	10.3
Net (loss) income	$(11.0)	$3.4

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net revenue:
Device	79%	90%
Platform+	21%	10%
Total net revenue	100%	100%
Cost of goods sold:
Device	77%	80%
Platform+	8%	3%
Total cost of goods sold	85%	83%
Gross profit:
Device	2%	10%
Platform+	13%	8%
Total gross profit	15%	17%
Operating expenses:
Selling, general and administrative	13%	11%
Marketing	3%	1%
Research and development	2%	2%
Depreciation and amortization	—%	—%
Total operating expenses	18%	14%
Income (loss) from operations	(3)%	3%
Interest income, net	—%	—%
Other income (expense), net	—%	—%
Total non-operating income (expense), net	—%	—%
Income (loss) before income taxes	(3)%	3%
Provision for (benefit from) income taxes	—%	2%
Net (loss) income	(2)%	1%

Comparison of the Three Months Ended March 31, 2022 and 2021
Net revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(Unaudited, in millions)
Net revenue
Device	$382.9	$453.5	$(70.6)	(16)%
Platform+	102.6	52.2	50.4	97%
Total net revenue	$485.5	$505.7	$(20.2)	(4)%
Device
Device net revenue decreased $70.6 million, or 16% to $382.9 million for the three months ended March 31, 2022 as compared to $453.5 million for the same period in 2021. The decrease in Device net revenue was primarily due to an 8% decrease in total device units shipped and an 8% decrease in our total Device average unit price. Shipments of both Smart TVs and sound bars decreased during the three months ended March 31, 2022 as compared to the same period in 2021. The decline in average unit price was primarily driven by more competitive pricing for Smart TVs partially offset by higher average unit price for sound bars during the three months ended March 31, 2022 as compared to the same period in 2021.
Platform+
Platform+ net revenue increased $50.4 million, or 97%, to $102.6 million for the three months ended March 31, 2022 from $52.2 million for the same period in 2021. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $40.7 million, or 116% from $35.2 million for the three months ended March 31, 2021 and an increase in non-advertising revenue of $9.7 million, or 57% from $17.0 million for the three months ended March 31, 2021 primarily due to higher data licensing revenue.
Cost of goods sold, gross profit and gross profit margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(Unaudited, in millions)
Cost of goods sold
Device	$375.0	$405.2	$(30.2)	(7)%
Platform+	37.7	13.8	23.9	173%
Total cost of goods sold	$412.7	$419.0	$(6.3)	(2)%
Gross profit
Device	$7.9	$48.3	$(40.4)	(84)%
Platform+	64.9	38.4	26.5	69%
Total gross profit	$72.8	$86.7	$(13.9)	(16)%

Device gross margin	2.1%	10.6%
Platform+ gross margin	63.3%	73.7%
Total gross margin	15.0%	17.1%
Device
Device cost of goods sold decreased $30.2 million, or 7%, to $375.0 million for the three months ended March 31, 2022 from $405.2 million for the same period in 2021. Device gross margin decreased to 2.1% for the three months ended March 31, 2022, from 10.6% for the same period in 2021. Gross margins for both Smart TVs and sound bars decreased compared to the same period in 2021.
Platform+
Platform+ cost of goods sold increased $23.9 million, or 173%, to $37.7 million for the three months ended March 31, 2022 from $13.8 million for the same period in 2021. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, third-party cloud services, and engineering costs. Platform+ gross margin decreased to 63% for the three months ended March 31, 2022 from 74% for the same period in 2021.

Operating expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(Unaudited, in millions)
Selling, general and administrative	$62.4	$58.1	$4.3	7%
Marketing	13.3	4.4	8.9	202%
Research and development	9.2	9.8	(0.6)	(6)%
Depreciation and amortization	0.8	0.6	0.2	33%
Total operating expenses	$85.7	$72.9	$12.8	18%
Selling, general and administrative expenses increased $4.3 million, or 7%, to $62.4 million for the three months ended March 31, 2022 from $58.1 million for the same period in 2021. The increase in selling, general and administrative expenses was primarily due to an increase in personnel costs as we grow our Platform+ business and higher bad debt, partially offset by $10.2 million decrease of share-based compensation expense to $15.8 million for the three months ended March 31, 2022.
Marketing expenses increased $8.9 million, or 202%, to $13.3 million for the three months ended March 31, 2022 from $4.4 million for the same period in 2021 primarily due to higher merchandising and media costs.

Research and development expenses decreased $0.6 million, or 6% to $9.2 million for the three months ended March 31, 2022, from $9.8 million for the same period in 2021.
Depreciation and amortization expenses increased $0.2 million, or 33%, to $0.8 million for the three months ended March 31, 2022 from $0.6 million for the same period in 2021.
Non-operating (expense) income

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(Unaudited, in millions)
Interest income	$—	$0.1	$(0.1)	(100)%
Other (expense) income, net	—	(0.2)	0.2	(100)%
Non-operating (expense) income	$—	$(0.1)	$0.1	(100)%
Interest income decreased $0.1 million for the three months ended March 31, 2022, from $0.1 million for the same period in 2021, primarily due to the decrease in interest income relating to our financial institution deposit balances.
Other expense, net decreased $0.2 million for the three months ended March 31, 2022, for the same period in 2021, primarily related to the re-measurement of monetary assets and liabilities between the U.S. dollar and foreign currencies..
Provision for (benefit from) income taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(Unaudited, in millions)
Provision for (benefit from) income taxes	$(1.9)	$10.3	$(12.2)	(118)%
Effective tax rate	15%	75%
Income before income taxes	$(12.9)	$13.7
We recorded a benefit from income taxes of $1.9 million and a provision for income taxes of $10.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Our effective tax rate for the three months ended March 31, 2022 was 15% compared to 75% for the same period in 2021. The benefit from income taxes for the three months ended March 31, 2022 includes net income tax benefit of $2.1 million for discrete items primarily due to excess tax benefits relating to share-based compensation.

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
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $309.7 million and $331.6 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions, including the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based either on LIBOR, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants and matures in April 2024. As of March 31, 2022, there were no amounts outstanding under this credit facility and we were in compliance with all debt covenants.
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(Unaudited, in millions)
Net cash (used in) provided by operating activities	$(10.5)	$84.8
Net cash used in investing activities	(4.7)	(2.3)
Net cash (used in) provided by financing activities	(6.7)	146.0
Effect of exchange rate changes on cash and cash equivalents	—	(1.1)
Net (decrease) increase in cash and cash equivalents	$(21.9)	$227.4
Cash flows from operating activities
Cash flows from operating activities consist of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the three months ended March 31, 2022, net cash used in operating activities was $10.5 million, consisting of a net loss of $11.0 million adjusted for non-cash expenses of $20.4 million. Changes in operating assets and liabilities represented a $19.9 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable and accrued expenses.

For the three months ended March 31, 2021, net cash provided by operating activities was $84.8 million, consisting of net income of $3.4 million adjusted for non-cash expenses of $27.9 million. Changes in operating assets and liabilities represented a $53.6 million use of cash, primarily driven by changes in working capital, including decrease in accounts receivable offset by a decrease in accounts payable and accrued expenses.
Cash flows from investing activities
For the three months ended March 31, 2022, our net cash used in investing activities was $4.7 million and is primarily related to purchases of investments and property, plant and equipment. For the three months ended March 31, 2021 our net cash used in investing activities was $2.3 million and primarily related to general purchases of property, plant and equipment.
In each of these periods, our primary investing activities consisted of the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and internally developed software, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash used in financing activities was $6.7 million for the three months ended March 31, 2022, and is primarily related to cash used to pay withholding taxes on behalf of employees offset by proceeds received from the exercise of stock options.
Our net cash provided by financing activities was $146.1 million for the three months ended March 31, 2021 primarily due to the net proceeds of approximately $146.6 million from our IPO offset by cash payments of $0.6 million for accumulated dividends on our Series A convertible preferred stock.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $47.2 million for all historical product sales as of March 31, 2022. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of March 31, 2022, we expect our future payments to total $23.2 million to be paid out over a period of one to five years.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2027 and have total annual payments of less than $3.0 million each year.
Off Balance Sheet Arrangements
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
The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no significant changes to these policies for the three months ended March 31, 2022, except as described in “Note 2—Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
There have been no further developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our condensed consolidated financial statements and footnote disclosures, from those disclosed in the audited consolidated financial statements included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K. There have been no significant changes to our risks during the three months ended March 31, 2022.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are currently, and in the future may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. We believe that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on our business, financial condition, results of operations or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. . For information regarding legal proceedings in which we are involved, see “Legal Matters” in Note 13 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.

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
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 67% and 80% of our net revenue for the three months ended March 31, 2022 and 2021, respectively. A decline in the volume of sales, whether due to macroeconomic conditions, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than it would if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations.
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
If we are unable to provide a competitive entertainment offering through SmartCast, we may not maintain or increase SmartCast Active Accounts, SmartCast Hours and SmartCast ARPU as defined in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our business, financial condition and results of operations may be harmed.
Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $102.6 million and $52.2 million for the three months ended March 31, 2022 and 2021, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses for three months ended March 31, 2022 and 2021 were $13.3 million and $4.4 million, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
Since the first quarter of 2020, the COVID-19 pandemic, the responsive measures that we and other parties have taken, and the resulting economic consequences have affected our business. In 2020, we experienced year-over-year growth in Device net revenue and gross profit driven by increased demand due to shelter-in-place orders and fiscal stimulus funds. However in 2020 and most of 2021, we also encountered supply chain disruptions due primarily to an industry-wide increase in demand for televisions and other media entertainment devices as well as resurgences in COVID-19 cases due to new variants, suppliers operating at limited capacity due to regional restrictions, shipping and logistical delays, and the temporary closing of certain retail locations. The pandemic led to industry-wide supply chain challenges that resulted in delayed product availability. These challenges included shipping and logistics challenges and significant limits on component supplies. In the second half of 2021, as shelter-in-place orders were lifted, demand began to normalize. As a result, for the year ended December 31, 2021, we experienced decreases in our Device gross profit margin due to higher cost of component parts and freight both of which stemmed from the lingering impact of COVID-19. By the end of 2021 and early 2022 we replenished most of our channel inventory.
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
Our Smart TVs and sound bars are consumer discretionary items. As such, our results of operations tend to be sensitive to changes in conditions that impact the level of consumer spending for discretionary items, including general macroeconomic conditions, consumer confidence, employment levels, interest rates, inflation, tax rates, the availability and cost of consumer credit, consumer debt levels and fuel and energy costs. As global economic conditions continue to be volatile and economic uncertainty remains, consumer discretionary spending may also remain unpredictable and subject to reductions due to credit constraints and uncertainties. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, may also impact the level of consumer spending for discretionary items. These factors may lead consumers to delay or reduce purchases of our devices. Further, economic downturns or changes in general macroeconomic conditions, including inflation, may lead to a reduction in advertising spending and harm the results of operations of Platform+. Our sensitivity to economic cycles and any related fluctuation in consumer demand may harm our business, financial condition and results of operations. For example, we believe that consumer demand was accelerated in 2020 due to shelter-in-place orders, work-from-home policies and other measures taken in response to the COVID-19 pandemic, and in late 2021, we began to see demand normalize to pre-pandemic levels. As a result, we expect consumer demand to fluctuate in future periods, particularly to the extent a resurgence of COVID-19 causes global or regional recessions.
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
Like all services that connect with the internet, our Inscape data services, and our website, as well as our information technology systems and infrastructure and those of our third-party service providers, and our databases and data centers provided by third-party service providers have in the past and may in the future be subject to security breaches, intrusions, incidents, attacks, malware and ransomware attacks, social engineering attacks, phishing attempts, attempts to overload our servers with denial-of-service, employee and contractor theft and other malfeasance, unauthorized access by third parties or internal actors, or other attacks and disruptions, any of which could lead to interruptions, delays, or shutdowns of our services, or the inadvertent or unauthorized access, destruction, modification, acquisition, release, transfer, loss, disclosure or use of information about consumers or their devices or other sensitive, personal or confidential information. Attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states and others. Threats to and vulnerabilities in our computer systems and those of our service providers have resulted and may result from human error, fraud or malice on the part of our employees, third-party service providers and business partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including any efforts to educate or train our employees, we remain vulnerable to phishing and other types of attacks and breaches. In the past, employees have been victims of spearphishing and other phishing attacks, and we anticipate these attacks continuing, which may result in our employees and contractors being victims of these attacks in the future. The security risks we face have been heightened by an increase in our employees and service providers working remotely in response to the COVID-19 pandemic. In addition, due to political uncertainty and military actions associated with Russia’s actions in Ukraine, we and our service providers are vulnerable to heightened risks of information security threats and attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our devices and services.

To date we have not had any material cybersecurity breaches however, we cannot be certain that current or future criminal capabilities, discovery of existing or new vulnerabilities in our and our service providers’ systems and attempts to exploit those vulnerabilities, physical systems or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting the systems and information possessed by us and our service providers, or that this has not already occurred. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure our systems and the information we maintain, and we may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems, react in a timely manner, or implement adequate preventative measures. In the event that our or our service providers’ protection efforts are unsuccessful and there is unauthorized access to, or unauthorized destruction, modification, acquisition, release, transfer, loss, disclosure or use of information or the breach of the security of information, we could suffer substantial harm. A breach of our or our service providers’ network security or systems could have serious negative consequences for our business and future prospects, including costs to comply with applicable breach notification laws, disruption to our business, litigation, disputes, regulatory investigation and oversight, mandatory corrective action, fines, penalties, damages, indemnity obligations, damages for contract breach, reduced consumer demand for our devices and harm to our reputation and brand. We may face difficulties or delays in identifying, mitigating or otherwise responding to any security breach or incident.
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
Some of our manufacturers of key components, including LCD and OLED panels, reside in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange and the allocation of resources. The Chinese government exercises significant control over China’s economic growth through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese manufacturers, which could harm our business through higher device costs, reduced availability or both. Additionally, the impact of the COVID-19 outbreak and the timing and extent of government mandated shut downs have impacted some of our manufacturers and may continue to impact them in the future.
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
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our four largest retailers, measured by net revenue, accounted for 70% and 77% of our Device net revenue for the three months ended March 31, 2022 and 2021, respectively. Moreover, Best Buy, Sam’s Club, Costco and Walmart each accounted for more than 10% of our Device net revenue for the years ended December 31, 2021, 2020, and 2019. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
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
We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (ODMs). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our three largest manufacturers accounted for 82% and 84% of our inventory purchases for the three months ended March 31, 2022 and 2021, respectively.
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
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the three months ended March 31, 2022, and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.
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
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California has adopted the California Consumer Privacy Act (CCPA), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required, and may in the future require, us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (CPRA), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply prior to the 2023 effective date. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), and Utah enacted the Utah Consumer Privacy Act (UCPA), on March 24, 2022, all of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA, CPA and UCPA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective on January 1, 2023. July 1, 2023 and December 31, 2023 respectively. The CDPA, CPA, and UCPA and any other state or federal legislation that is passed could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
We are a U.S.-based multinational company subject to income and other taxes in the United States and other foreign jurisdictions in which we do business. As a result, our provision for (benefit from) income taxes is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our global provision for (benefit from) income taxes, value added and other similar taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. It is possible that our tax positions may be challenged by tax authorities, which may have a significant impact on our global provision for (benefit from) income taxes. If such a challenge were to be resolved in a manner adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate, a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate In addition, beginning in 2022, the Tax Act will require U.S. research and experimental expenditures to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period, which is currently not applicable to us but may be in the future. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of both the Tax Act and the CARES Act is subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Additionally, both the Biden administration and Congress have proposed to increase the U.S. corporate income tax rate and the tax rate on foreign earnings. In addition, the Organisation for Economic Co-operation and Development (OECD), the European Union (EU), as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated 2017 Incentive Award Plan and forms of agreements thereunder
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: May 12, 2022	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)