Form 10-Q
period 2022-06-30
Vizio Holding Corp.
filed 2022-08-10
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 5, 2022, there were 116,592,084 shares of the registrant’s Class A common stock outstanding, 76,814,638 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
•the impact of macroeconomic and geopolitical conditions, including the effects of the COVID 19 pandemic and the conflict in Ukraine, supply chain issues and labor shortages, rising interest rates, foreign currency fluctuations, and lower consumer spending;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$335.8	$331.6
Accounts receivable, net	253.8	375.1
Other receivables due from related parties	1.3	5.1
Inventories	31.0	11.9
Income tax receivable	29.9	26.2
Prepaid and other current assets	91.4	84.8
Total current assets	743.2	834.7
Property, equipment and software, net	18.7	10.3
Goodwill, net	44.8	44.8
Deferred income taxes	30.4	30.4
Other assets	21.2	15.6
Total assets	$858.3	$935.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable due to related parties	$147.7	$224.8
Accounts payable	114.8	118.9
Accrued expenses	187.8	185.8
Accrued royalties	42.4	56.8
Other current liabilities	4.9	4.8
Total current liabilities	497.6	591.1
Other long-term liabilities	19.3	14.1
Total liabilities	516.9	605.2
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of June 30, 2022 and December 31, 2021, with the following issued and outstanding by class: •Class A, 120.4 and 116.4 shares issued and 116.6 and 113.2 outstanding as of June 30, 2022 and December 31, 2021, respectively; •Class B, 76.8 shares issued and outstanding as of June 30, 2022 and December 31, 2021, and •Class C, no shares issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	342.8	323.3
Accumulated other comprehensive loss	(0.2)	(0.2)
Retained earnings (accumulated deficit)	(1.2)	7.5
Total stockholders’ equity	341.4	330.6
Total liabilities and stockholders' equity	$858.3	$935.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Device	$298.1	$335.6	$680.9	$789.1
Platform+	110.8	65.5	213.4	117.7
Total net revenue	408.9	401.1	894.3	906.8
Cost of goods sold:
Device	294.1	303.6	669.0	708.8
Platform+	40.9	18.0	78.6	31.8
Total cost of goods sold	335.0	321.6	747.6	740.6
Gross profit:
Device	4.0	32.0	11.9	80.3
Platform+	69.9	47.5	134.8	85.9
Total gross profit	73.9	79.5	146.7	166.2
Operating expenses:
Selling, general and administrative	50.3	70.4	112.7	128.5
Marketing	9.2	10.0	22.5	14.4
Research and development	9.4	7.3	18.6	17.1
Depreciation and amortization	0.9	0.7	1.8	1.3
Total operating expenses	69.8	88.4	155.6	161.3
Income (loss) from operations	4.1	(8.9)	(8.9)	4.9
Interest income, net	—	0.1	0.1	0.1
Other expense, net	(0.8)	—	(0.8)	(0.1)
Total non-operating (expense) income, net	(0.8)	0.1	(0.7)	—
Income (loss) before income taxes	3.3	(8.8)	(9.6)	4.9
Provision for (benefit from) income taxes	1.0	5.2	(0.9)	15.6
Net income (loss)	$2.3	$(14.0)	$(8.7)	$(10.7)

Net income (loss) attributable to Class A and Class B stockholders:
Basic	$0.01	$(0.08)	$(0.05)	$(0.07)
Diluted	$0.01	$(0.08)	$(0.05)	$(0.07)
Weighted-average Class A and Class B common shares outstanding:
Basic	192.9	184.3	192.0	165.1
Diluted	196.8	184.3	192.0	165.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other comprehensive income (loss)
Net income (loss)	$2.3	$(14.0)	$(8.7)	$(10.7)
Foreign currency translation adjustments	—	(0.1)	—	(1.0)
Comprehensive income (loss)	$2.3	$(14.1)	$(8.7)	$(11.7)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended June 30, 2022
	Preferred Stock(1)		Common Stock(2)(3)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Class A	Class B
Balance at March 31, 2022	—	—	115.8	76.8	$333.1	$(0.2)	$(3.5)	$329.4
Share-based compensation expense	—	—	—	—	6.4	—	—	6.4
Shares issued pursuant to incentive award plans	—	—	0.8	—	3.3	—	—	3.3
Net income	—	—	—	—	—	—	2.3	2.3
Balance at June 30, 2022	—	—	116.6	76.8	$342.8	$(0.2)	$(1.2)	$341.4

	Six Months Ended June 30, 2022
	Preferred Stock (1)		Common Stock(2)(3)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2021	—	$—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
Share-based compensation expense	—	—		—	23.0	—	—	23.0
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	3.4	—	(3.5)	—	—	(3.5)
Net loss	—	—	—	—	—	—	(8.7)	(8.7)
Balance at June 30, 2022	—	$—	116.6	76.8	$342.8	$(0.2)	$(1.2)	$341.4

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended June 30, 2021
	Preferred Stock (1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Income(3)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at March 31, 2021	—	—	85.4	98.3	$262.8	$(0.1)	$50.2	$312.9
Share-based compensation expense	—	—	—	—	34.5	—	—	34.5
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	1.2	—	(30.2)	—	—	(30.2)
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(14.0)	(14.0)
Balance at June 30, 2021	—	—	86.6	$98.3	$267.1	$(0.1)	$36.2	$303.2

	Six Months Ended June 30, 2021
	Preferred Stock (1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Income(3)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2020	0.1	$2.5	150.8	$—	98.9	$0.9	$46.9	$149.2
Share-based compensation expense	—	—	—	—	60.5	—	—	60.5
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	1.2	—	(39.3)	—	—	(39.3)
Payment of accumulated preferred stock dividends		(0.5)	—	—		—	—	(0.5)
Conversion of Series A preferred stock upon IPO	(0.1)	(2.0)	30.3	—	2.0	—	—	—
Exchange of Class A shares for Class B	—	—	(98.3)	98.3	—			—
Sale of common stock in IPO, net of $13.7 of underwriting fees and other offering costs	—	—	7.6	—	145.0	—	—	145.0
Forfeiture of RSA awards upon IPO	—	—	(5.0)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(1.0)	—	(1.0)
Net loss	—	—	—	—	—	—	(10.7)	(10.7)
Balance at June 30, 2021	—	$—	86.6	$98.3	$267.1	$(0.1)	$36.2	$303.2
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of June 30, 2022 and December 31, 2021.
(2) As of June 30, 2022 and December 31, 2021, the value on common stock outstanding was $19 thousand and $19 thousand, respectively, and are not shown in the table above.
(3) Some totals may not sum due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8.7)	$(10.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.8	1.3
Deferred income taxes	—	1.2
Share-based compensation expense	23.0	60.7
Change in allowance for doubtful accounts	2.7	0.7
Change in fair value of investment securities	0.7	—
Changes in operating assets and liabilities:
Accounts receivable	118.6	211.0
Other receivables due from related parties	3.8	0.2
Inventories	(19.1)	(6.7)
Income taxes receivable	(3.7)	(13.8)
Prepaid and other current assets	(6.9)	(23.2)
Other assets	(4.5)	1.1
Accounts payable due to related parties	(77.0)	(77.6)
Accounts payable	(4.1)	(50.8)
Accrued expenses	2.0	(26.5)
Accrued royalties	(14.4)	(15.1)
Other current liabilities	(0.1)	(0.1)
Other long-term liabilities	5.2	(0.7)
Net cash provided by operating activities	19.3	51.0
Cash flows from investing activities:
Purchase of property and equipment	(9.9)	(2.8)
Purchase of investments	(1.7)	(0.2)
Net cash used in investing activities	(11.6)	(3.0)
Cash flows from financing activities:
Proceeds from the exercise of stock options	8.5	1.3
Payment of dividends on Series A convertible preferred stock	—	(0.6)
Proceeds from IPO, net of $10.7 in direct offering costs	—	148.0
Payments of other offering costs	—	(2.6)
Withholding taxes paid on behalf of employees on net settled share-based awards	(12.0)	(35.4)
Net cash (used in) provided by financing activities	(3.5)	110.7
Effects of exchange rate changes on cash and cash equivalents	—	(1.0)
Net increase in cash and cash equivalents	4.2	157.7
Cash and cash equivalents at beginning of period	331.6	207.7
Cash and cash equivalents at end of period	$335.8	$365.4
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.0	$26.7
Cash paid for interest	$0.1	$0.1
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.3	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$1.7	$1.4
Payment to taxing authority in connection with shares directly withheld from employees not yet made	$—	$5.1
IPO costs not yet paid	$—	$0.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business

Founded and headquartered in Orange County, California, the Company’s mission at VIZIO Holding Corp. (NYSE: VZIO), “the Company,” a Delaware corporation, is to deliver immersive entertainment and compelling lifestyle enhancements that make its products the center of the connected home. The Company is driving the future of televisions through its integrated platform of cutting-edge Smart TVs and powerful operating system. The Company also offers a portfolio of innovative sound bars that deliver consumers an elevated audio experience. The Company’s platform gives content providers more ways to distribute their content and advertisers more tools to connect with the right audience.

These products are sold to retailers and through online channels throughout the United States. In 2020 the Company launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence and services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree+. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
The Company purchases all of its products from manufacturers based in Asia. Since inception, the Company had purchased a portion of its televisions from one manufacturer who holds a noncontrolling interest in the Company through its ownership of Class A common stock; however, recently the Company has not made any material purchases from this manufacturer. Since 2012, the Company has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of Class A common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
Impact of COVID-19
Since the first quarter of 2020, the COVID-19 pandemic, and the responses to it have impacted the Company. During much of 2020 and early 2021, the Company experienced increased demand for its products due to the combined impact of stay at home orders and fiscal stimulus. Due to the surge in demand and supply chain and logistical partners operating at limited capacity the Company encountered reduced channel inventory levels at several retailers during 2021. By the end of 2021 and early 2022, the Company replenished most of its channel inventory. However, the new COVID-19 variants and lockdown measures implemented in China, and geopolitical events in Asia have led to continued supply chain and logistics challenges.
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

Reclassifications
The Company has reclassified Research and development costs from Selling, general and administrative amounts for the three and six months ended June 30, 2021, to conform to the current year presentation.
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
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. The Company did not identify nor record any material contract assets as of June 30, 2022 and December 31, 2021. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to the largest retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Customer A	36%	35%	38%	38%
Customer B	8	12	8	14
Customer C	13	13	13	12
Customer D	11	11	10	10

Note 4. Accounts Receivable
Accounts receivable consists of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Accounts receivable	$256.6	$375.2
Allowance for doubtful accounts	(2.8)	(0.1)
Total accounts receivable, net of allowances	$253.8	$375.1
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three and six months ended June 30, 2022, the Company recorded an allowance for doubtful accounts of $(0.3) million and $2.7 million, respectively. During the three and six months ended June 30, 2021, the Company recorded an allowance for doubtful accounts of $0.7 million and $0.7 million, respectively.
The following customers account for more than 10% of accounts receivable:

	June 30, 2022	December 31, 2021
Net receivables:
Customer A	43%	44%
Customer B	9	10
Customer C	11	10
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control with one another. Collectively, they comprised 49% and 51% of the Company’s net revenue for the three and six months ended June 30, 2022, and 48% and 50% of the Company’s net revenue for the three and six months ended June 30, 2021, respectively. Their collective accounts receivable balance as of June 30, 2022 and December 31, 2021 was 54% and 54% of our total net receivables, respectively. However, throughout the Company’s history and presently, the Company has dealt with separate purchasing departments at Customer A and Customer C, and have at times sold products to Customer C without selling products to Customer A.

Note 5. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Inventory on hand	$27.1	$5.3
Inventory in transit	3.9	6.6
Total inventory	$31.0	$11.9
Significant Manufacturers
The Company purchases a significant amount of its product inventory from certain manufacturers. The inventory is purchased under standard product supply agreements that outline the terms of the product delivery. Once all aspects of the product are agreed upon, the manufacturers are then responsible for transporting the product to their warehouses located in the United States. The manufacturers are considered the importers of record and are required to insure the product as it is shipped to the warehouses. The title and risk of loss of the product passes to the Company upon shipment from the manufacturer’s warehouse in the United States to the customer. The product supply agreement stipulates that the manufacturer will (i) generally reimburse the Company for at least a portion of the price protection or sales concessions negotiated between the Company and customers on product purchased, and (ii) indemnify the Company against all liability resulting from valid and enforceable patent infringement with regard to product purchased under the agreement except if such infringement arises out of the Company’s modification or misuse of the product.
The Company has the following significant concentrations related to suppliers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Inventory purchases:
Supplier A — related party	51%	39%	47%	41%
Supplier B	22	32	22	31
Supplier C	12	11	13	10
Supplier D — related party	7	6	7	5
The Company is currently reliant upon these manufacturers for products. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $3.1 million and $5.6 million due from the manufacturers as of June 30, 2022 and December 31, 2021, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $(0.6) million due to a release of amounts previously reserved, and $1.5 million for the three and six months ended June 30, 2022, and $1.3 million and $3.9 million for the three and six months ended June 30, 2021, respectively, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 6. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Building	$10.1	$10.1
Machinery and equipment	2.0	1.6
Leasehold improvements	3.7	3.6
Furniture and fixtures	4.6	3.2
Computer and software	24.7	22.7
Construction in progress	5.9	—
Total property, equipment and software	51.0	41.2
Less accumulated depreciation and amortization	(32.3)	(30.9)
Total property, equipment and software, net	$18.7	$10.3

Depreciation expense was $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Depreciation expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.
During the three and six months ended June 30, 2022, the Company capitalized software development costs of $2.2 million and $4.5 million, respectively. During the three and six months ended June 30, 2021, the Company capitalized software development costs of $0.7 million and $1.3 million, respectively.
During the three and six months ended June 30, 2022, amortization of capitalized software development costs was $0.7 million and $1.4 million, respectively. During the three and six months ended June 30, 2021, amortization of capitalized software development costs was $0.7 million and $1.4 million, respectively, and are recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. The Company’s long lived assets are primarily located within the United States.
Note 7. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Accrued price protection	$54.1	$67.2
Accrued other customer related expenses	43.7	48.4
Accrued supplier/partner related expenses	48.2	39.2
Accrued payroll expenses	31.1	21.6
Accrued other expenses	10.7	9.4
Total accrued expenses	$187.8	$185.8
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
Note 8. Accrued Royalties
A summary of future commitments on royalty obligations as of June 30, 2022 is as follows:

June 30, 2022
(In millions)
2022 (remaining)	$4.7
2023	8.4
2024	5.2
2025	3.0
2026 and thereafter	0.5
Total	$21.8
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $22.0 million and $32.5 million has been recorded as of June 30, 2022 and December 31, 2021, respectively, as part of accrued royalties. Any patent infringement lawsuit in which the Company is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.

Refundable deposits of $20.4 million and $24.3 million have been recorded as of June 30, 2022 and December 31, 2021, respectively, which are presented within accrued royalties in the condensed consolidated balance sheets.
In the ordinary course of business, the Company is currently party to, and management anticipates the Company will continue to be party to various claims and suits including disputes arising over intellectual property rights and other matters. The Company intends to vigorously defend against such claims and suits; however, the ultimate outcome of such claims may remain unknown for some time. Based on all of the information available to date, management does not believe that there are any claims or suits that would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
Note 9. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2027. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows:

	Classification	June 30, 2022	December 31, 2021
Assets:		(In millions)
Right-of-use asset	Other assets	$13.6	$8.9
Liabilities:
Current portion of lease liabilities	Other current liabilities	$2.9	$2.4
Long term portion of lease liabilities	Other long-term liabilities	$11.8	$6.5
Weighted-average remaining lease term (years)		4.7	4.2
Weighted-average discount rate (percentage)		4.4%	3.7%
Operating lease costs were $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively. Operating lease costs were $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of June 30, 2022.

June 30, 2022
(In millions)
2022	$1.7
2023	3.6
2024	3.4
2025	3.3
2026	3.0
2027 and thereafter	1.4
Total minimum lease payments	16.4
Less imputed interest	(1.7)
Total lease liabilities	$14.7
Note 10. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of June 30, 2022, no liabilities were recorded related to this supply commitment.

Revolving Credit Facility
On April 13, 2016, the Company entered into a Loan and Security Agreement with Bank of America, N.A. and on April 13, 2021 the agreement was amended (“Credit Agreement”) to extend the maturity date to April 13, 2024. Under the Credit Agreement, Bank of America, N.A. agreed to provide the Company with a revolving credit line of up to $50.0 million for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the credit agreement is collateralized by substantially all of the Company’s assets. The Credit Agreement also included (i) an update to provide for use of a LIBOR successor rate, (ii) a change in the definition of Availability Reserve and Borrowing Base, and (iii) an extension of the termination date to April 13, 2024. For both the three and six months ended June 30, 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
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
Note 11. Stockholders’ Equity
Preferred Stock
As of June 30, 2022, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
Common Stock
The Company had three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock.
Equity Incentive Plans
The Company has two equity incentive plans, the 2017 Incentive Award Plan (as amended, the “2017 Plan”) and the 2007 Incentive Award Plan (the “2007 Plan”). The 2017 Plan replaced the 2007 Plan. Under the 2017 Plan, the Company is permitted to grant stock options, restricted stock units (“RSUs”) and restricted stock. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors.
Stock Option Awards
A summary of the status of the Company’s stock option plans as of June 30, 2022, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2021	14.4	$6.80	6.8	$181.4
Granted	4.6	8.89
Exercised	(2.3)	3.20
Forfeited and expired	(0.7)	10.53
Outstanding at June 30, 2022	16.0	$7.75	7.5	$23.5
Options vested and exercisable at June 30,2022	7.9	$5.04	5.7	$22.3

The following presents the weighted-average grant date fair value for stock option awards granted during the six months ended June 30, 2022 and June 30, 2021.

	June 30, 2022	June 30, 2021
Weighted average grant date fair value of stock options granted during the period	$3.89	$9.25
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSUs is determined based on the fair value of the Company's common stock on the date of grant.
The following provides information on the weighted-average assumptions used for stock options granted during the three and six months ended June 30, 2022 and June 30, 2021 (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of options granted	4.4	1.9	4.6	2.8
Volatility	45.1%	44.0%	45.1%	43.0%
Expected term (years)	6.25	6.25	6.25	6.25
Dividend yield	0.8%	0.8%	0.8%	1.1%
Risk-free interest rate	2.8%	1.2%	2.8%	1.1%
Fair value of common stock	$8.60	$21.84	$8.89	$21.21
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$3.78	$8.93	$3.89	$9.25
RSUs
A summary of the status of the Company’s RSUs as of June 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in millions)
Outstanding at December 31, 2021	4.1	$20.45
Granted	2.3	9.98
Vested	(1.5)	19.29
Forfeited	(0.5)	20.78
Outstanding at June 30, 2022	4.4	$14.97
Share-based Compensation Expense
Total share-based compensation expense was $6.4 million and $23.0 million for the three and six months ended June 30, 2022, respectively. Total share-based compensation expense was $34.5 million and $60.7 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, $0.2 million and $0.6 million is included in Cost of sales, $0.5 million and $0.8 million is included in Research and development expense, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, approximately $0.3 million and $0.3 million was included in Cost of goods sold and $0.4 million and $0.4 million was included in Research and development expense and the rest was included in Selling, general and administrative expense.
As of June 30, 2022, the Company had $95.0 million of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average vesting period of approximately 2.3 years.

Note 12. Income Taxes

The Company recorded a tax provision of $1.0 million, resulting in an effective tax rate of 29.1%, and $5.2 million, resulting in an effective tax rate of (60.1)%, for the three months ended June 30, 2022 and June 30, 2021, respectively. The Company recorded a tax benefit of $0.9 million, resulting in an effective tax rate of 9.5%, and a tax provision of $15.6 million, resulting in an effective tax rate of 315.7%, for the six months ended June 30, 2022 and June 30, 2021, respectively. For the three and six months ended June 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $0.3 million and $3.4 million, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the six months ended June 30, 2022 includes a net income tax benefit of $2.3 million for discrete items primarily due to excess tax benefits relating to stock-based compensation.
Note 13. Net Income (Loss) Per Share
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
Diluted earnings per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the three months ended June 30, 2022, the potential dilutive shares relate to the dilutive effect of outstanding stock options and RSUs. For the six months ended June 30, 2022 and the three and six months ended June 30, 2022, potentially dilutive shares were considered antidilutive given the net loss for the period.

Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:	(In millions except per share amounts)
Net income (loss) attributable to common stockholder - basic and diluted	$1.4	$0.9	$(6.5)	$(7.5)

Denominator:
Weighted-average common shares outstanding - basic	116.1	76.8	86.0	98.3
Weighted-average effect of dilutive securities - employee stock options	3.9	—	—	—
Weighted-average common shares outstanding - diluted	120.0	76.8	86.0	98.3

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$0.01	$(0.08)	$(0.08)
Diluted	$0.01	$0.01	$(0.08)	$(0.08)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	13.3		11.3

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:	(In millions except per share amounts)
Net loss attributable to common stockholder - basic and diluted	$(5.2)	$(3.5)	$(7.4)	$(3.3)

Denominator:
Weighted-average common shares outstanding - basic and diluted	115.2	76.8	114.1	51.0

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.05)	$(0.05)	$(0.07)	$(0.07)
Diluted	$(0.05)	$(0.05)	$(0.07)	$(0.07)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	20.50		12.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth in Part II, Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

WatchFree+: VIZIO’s ad-supported OTT app. which offers access free of charge to viewers on VIZIO Smart TVs, to news, sports, movies and general entertainment TV shows on demand and in a format similar to linear TV through programmed channels.

Overview

Founded and headquartered in Orange County, California, our mission is to deliver immersive entertainment and compelling lifestyle enhancements that make our products the center of the connected home. We are driving the future of televisions through our integrated platform of cutting-edge Smart TVs and powerful operating system. We also offer a portfolio of innovative sound bars that deliver consumers an elevated audio experience. Our platform gives content providers more ways to distribute their content and advertisers more tools to connect with the right audience.
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
Financial and operating results for the three months ended June 30, 2022 as compared to the corresponding period of last year included:
•Net revenue of $408.9 million, up 2%
•Platform+ net revenue of $110.8 million, up 69%
•Gross profit of $73.9 million, compared to $79.5 million
•Platform+ gross profit of $69.9 million, up 47%
•Net income of $2.3 million, compared to net loss of $14.0 million
•Adjusted EBITDA of $11.4 million, compared to $26.4 million
•SmartCast Active Accounts of 16.1 million, up 15%
•SmartCast Hours of 4.3 billion, up 22%
•Average Revenue Per User (ARPU) of $25.87, up 54%
Our Business Model
We generate revenue primarily from (1) selling our Smart TVs, sound bars and remote controls and (2) monetizing our digital platform. Currently, the majority of our total net revenue is generated from the sales of our devices, our Platform+ business, including our advertising services, is growing at a rapid pace. Given the growing number of use cases for Smart TVs, we expect to increase our revenue from connected TV advertising, SVOD services and other monetizable transactions made on our platform that extend beyond traditional entertainment content.
Device
We offer a range of high-performance Smart TVs designed to address specific consumer preferences, as well as a portfolio of sound bars that deliver immersive audio experiences. We generate revenue from the shipment of these devices to retailers and distributors across the United States, as well as directly to consumers through our website, VIZIO.com.
Platform+
Platform+ is comprised of SmartCast, the digital platform that powers our Smart TVs, enabling a fully-integrated entertainment solution, and our ACR technology that collects and licenses viewing data.
Our award winning Smart TV operating system, SmartCast, delivers a vast amount of content and applications through an elegant and easy-to-use interface. SmartCast supports most leading streaming content apps such as Amazon Prime Video, Apple TV+, discovery+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV, and hosts our ad-supported app, WatchFree+.
Our technology is able to identify the content displayed on the screen of our Smart TVs, providing first-hand data, regardless of input source. We aggregate this data to increase transparency and enhance targeting abilities for our advertisers, while adhering to our strict consumer privacy policies. This first-hand data allows us to monetize our own ad inventory and provides the potential for a better user experience through more relevant advertisements. We also license a portion of this data to advertising agencies, networks and ad tech companies.

We monetize these capabilities through:
Advertising
•Video advertising: Ad inventory on services such as WatchFree+, and certain third-party AVOD services. In exchange for distributing their content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers
•Home screen: Ad placements on our SmartCast home screen by streaming services, studios and other consumer brands
•Partner marketing: Branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos
Data licensing
•Inscape: Fees from measurement services, ad tech firms, ad agencies and networks to license data generated from our Inscape technology to measure viewership trends and advertising performance
Content distribution, transactions and promotion
•Branded buttons on remote controls: Partners who want to place a button for their service on our VIZIO remote controls so that consumers can have quick access to their service
•SVOD and vMVPD: Revenue shared by SVOD and vMVPD services on new user subscriptions activated or reactivated through our platform
•PVOD and TVOD: Revenue shared by PVOD and TVOD services for purchases initiated on our platform
Additional monetization opportunities
As the Smart TV evolves to take on a more prominent role in the connected home, we believe new monetization opportunities will develop. For example, we expect:
•A growing user base will lead to higher advertising revenue, especially as our user base increasingly includes audiences no longer reachable through linear TV
•The vast amount of data obtained through our platform will improve the effectiveness of advertisement, generating higher returns for advertisers and potentially increasing ad rates for us
•That data will be used to create more personalized content recommendations and drive higher user engagement
•That interactive ads and improved subscription billing can increase the number of purchases made on our platform, including subscriptions, content rentals, ecommerce, food delivery and other micro transactions, for which we will receive a portion of the sales
Overview of our supply chain
We design our products in-house in California and we work closely with our Original Design Manufacturers (ODMs), panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods transfers from the ODM to us once we ship the product to a retailer. We believe that our asset-light business model fosters efficient operations with a low fixed-cost structure; coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. We believe that through these efficiencies, we are able to offer consumers high quality products at affordable prices. While the COVID-19 pandemic resulted in supply chain disruptions and delayed product availability, by the end of 2021 our inventory levels returned to more normal levels. For more information about the current effects of the COVID-19 pandemic, the conflict in Ukraine and other macroeconomic and geopolitical events on our supply chain, see the section titled “Macroeconomic and Geopolitical Conditions” below.
Our sales and marketing approach
Retailers
We have maintained long-standing relationships with many leading retailers, including Amazon, Best Buy, Costco, Sam’s Club, Target and Walmart. Our sales and marketing team works closely with these retailers to develop marketing and promotion plans, manage inventory, deploy go-to-market strategies, educate their salesforce and optimize the effectiveness of retail space for our devices.

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
Advertisers
We offer an attractive value proposition for advertisers to reach consumers who are increasingly “cutting the cord.” As we continue to build out our Platform+ advertising sales force, we intend to increase our presence and recognition among advertising agencies, advertisers and content providers through the television advertising ecosystem. In addition, we expect our audience size and data capabilities to continue to resonate with ad buyers looking to increase their connected TV ad spend.

Key Business Metrics
We review a number of operational and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our net revenue currently and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended June 30, 2022, our Smart TV Shipments totaled 1.1 million, a 5% year-over-year increase. We expect Smart TV Shipments will fluctuate from period to period in the future as consumer demand fluctuates.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At June 30, 2022, SmartCast Active Accounts were 16.1 million, representing a 15% year-over-year increase. This metric excludes approximately 3.9 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the quarter ended June 30, 2022, were 8.2 billion, representing an 14% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the three months ended June 30, 2022 were 4.3 billion, representing a 22% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at June 30, 2022 was $25.87, representing a 54% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended June 30, 2022 to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021
	(In millions, except ARPU)
Smart TV Shipments	1.1	1.1
SmartCast Active Accounts	16.1	14.0
Total VIZIO Hours	8,154	7,151
SmartCast Hours	4,281	3,505
SmartCast ARPU	$25.87	$16.76
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.
Adjusted EBITDA
We define Adjusted EBITDA as total net income (loss) before interest income, net, other expense, net, provision for (benefit from) income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
For the three months ended June 30, 2022, our net income increased to $2.3 from a net loss of $14.0 for the same period in the prior year, and Adjusted EBITDA decreased $15.0 million, or 57%, year-over-year. For the six months ended June, 30, 2022, net loss decreased 19% to $8.7 million compared to a net loss of $10.7 million for the same period in the prior year, and Adjusted EBITDA decreased $15.9 million or 76%, year-over-year.
We use Adjusted EBITDA in conjunction with net income (loss) as part of our overall assessment of our operating performance and the management of our working capital needs. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish Adjusted EBITDA or similar metrics. Furthermore, Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations that are necessary to run our business. Thus, Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, including net income (loss). We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to net income (loss). We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net income (loss).

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited, in millions)
Net income (loss)	$2.3	$(14.0)	$(8.7)	$(10.7)
Adjusted to exclude the following:
Interest income, net	—	(0.1)	(0.1)	(0.1)
Other expense, net	0.8	—	0.8	0.1
Provision for (benefit from) income taxes	1.0	5.2	(0.9)	15.6
Depreciation and amortization	0.9	0.7	1.8	1.3
Share-based compensation	6.4	34.6	23.0	60.7
Adjusted EBITDA	$11.4	$26.4	$15.9	$66.9
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, effects of the COVID-19 pandemic and the conflict in Ukraine, inflation, rising interest rates, foreign currency fluctuations, and lower consumer spending. In order to manage our cost structure in light of these conditions, we are seeking opportunities to reduce the growth of our expenses. We have slowed hiring in the second quarter of 2022, and we have reduced non-labor spend in areas such as travel and marketing. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
Impact on Device
During much of 2020 and early 2021, we experienced increased demand for our products due to the combined impact of stay-at-home orders and fiscal stimulus. As demand for televisions and home entertainment surged and supply chain and logistical partners operated at limited capacity, we encountered higher costs, reduced channel inventory levels at several retailers and delayed product availability. While we replenished most of our channel inventory by early 2022, macroeconomic effects arising from the COVID-19 pandemic and the conflict in Ukraine (such as rising fuel prices, inflation, foreign currency fluctuations), new COVID-19 variants and lockdown measures implemented in China in the first half of 2022, and geopolitical events in Asia have reignited global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could adversely affect our Device gross margin if we are unable to increase prices to offset costs due to price competition. To the extent we increase prices, such increases may not successfully offset cost increases, may adversely affect demand for our products, or may cause us to lose market share, adversely affecting our results of operations. In addition to creating renewed supply chain concerns, inflation, rising interest rates and related macroeconomic conditions have adversely affected consumer demand for our Smart TVs and sound bars, and a sustained economic downturn could further depress demand for our products and adversely affect Smart TV Shipments and Device gross margin.
Impact on Platform+
Inflationary pressure, recessionary fears and reduced consumer confidence generally cause advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. If such macroeconomic conditions cause advertisers to reduce or delay spending, the demand from advertisers for our Platform+ offerings may decline, which could lead to a decline in our Platform+ net revenue growth. In addition, as consumers increasingly pursue out-of-home activities and stay-at-home policies are lifted, growth in Total VIZIO Hours, SmartCast Hours and SmartCast Active Accounts has normalized to pre-pandemic levels. These factors have had, and may continue to adversely impact on our Platform+ net revenue.
The extent of the ongoing impact of macroeconomic and geopolitical conditions on our business and on global economic activity is uncertain and may continue to adversely affect our business, operations and financial results. Our past results may not be indicative of our future performance. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Factors Affecting Performance
Device
Ability to sell more devices
Selling more devices is integral to our strategy of growing SmartCast Active Accounts, increasing engagement, and expanding advertising monetization opportunities, all of which we believe will ultimately lead to higher SmartCast ARPU. There are a variety of factors that drive the sales of our devices, including our sales and marketing efforts, the quality of our products, new product introductions, effective supply chain management and relationships with retailers. For example:
•We have introduced several new products that have had a favorable impact on our revenue and operating results, such as the introduction of our new line of Smart TVs and sound bars introduced in 2022. We expect that introducing products that both stimulate demand and resonate with consumers will drive our sales growth and expand our market share.
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
Platform+
Ability to grow SmartCast Active Accounts
The more SmartCast Active Accounts we have, the more attractive our SmartCast platform will be to third-party content providers and advertisers looking to reach this audience. Our ability to monetize our platform may suffer if we fail to secure popular apps and related content on SmartCast, which may lead users to purchase a television from a competitor.
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
Demand for a more connected home
The proliferation of the connected home ecosystem will power the long-term growth of our business. A Smart TV-centered connected home will drive user engagement and expand our monetization opportunities into new domains. In addition to boosting demand for our hardware products, a connected home will require new interactive features that we are well-positioned to help deliver, such as personal communications, commerce, gaming, fitness and wellness, and dynamic entertainment experiences. Coupled with our passion for innovation and technical expertise, we can offer differentiated experiences for consumers. As we believe our Smart TVs will evolve to have a more pivotal role in the connected home, we must continue to find ways to monetize the use cases enabled on our platform.

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
Device net revenue
We generate Device net revenue primarily through sales of our Smart TVs and sound bars to retailers in the United States, including wholesale clubs, as well as directly to consumers through our website. We recognize Device revenue when title of the goods is transferred to retailers or distributors, or upon the date the goods are delivered to consumers from a sale through our website. Our reported revenue is net of reserves for price protection, rebates, sales returns and other retailer allowances including some cooperative advertising arrangements. The prices charged for our Smart TVs and other devices are determined through negotiation with our retailers and are fixed or determinable upon shipment.
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
Cost of goods sold
Device cost of goods sold
Device cost of goods sold primarily represents the prices for finished goods that we negotiate and pay to manufacturers and logistics providers for Smart TVs and other devices. The costs for finished goods paid to manufacturers include raw materials, manufacturing, overhead and labor costs, third-party logistics costs, shipping costs, customs and duties, license fees and royalties paid to third parties, recycling fees, insurance and other costs. Device cost of goods sold will vary with volume and is based on the cost of underlying product components and negotiated prices with the manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet consumer demand, inflation and geopolitical events. We expect these costs to continue to fluctuate during the second half of 2022.
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
Gross profit
We bifurcate gross profit by business activity due to the differing margin profiles of the Device and Platform+ businesses. In addition, we manage each business, from a financial reporting perspective separately down to the gross profit level. Though both our Device and Platform+ businesses are meaningful contributors to gross profit today, we expect Platform+ to exhibit significantly higher growth, and combined with its higher margins, drive the majority of gross profit growth in the future.
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold, and Device gross margin is Device gross profit expressed as a percentage of Device net revenue. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, retailer margin and Device mix. We expect Device gross margin to fluctuate over time based on our ability to manage pricing through our supply chain and retailer network.
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
Depreciation and amortization
Depreciation expenses cover declines in value of fixed assets such as buildings, leasehold improvements, and equipment. Amortization expenses primarily relate to declines in the value of our capitalized software costs.

Non-operating (expense) income, net
Non-operating (expense) income, net consists of interest income, net including interest earned on our financial institution deposits and interest expense on our credit facility and other expense, net relating to activities not related to recurring operations.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited, in millions except percentages)
Net revenue:
Device	$298.1	$335.6	$680.9	$789.1
Platform+	110.8	65.5	213.4	117.7
Total net revenue	408.9	401.1	894.3	906.8
Cost of goods sold:
Device	294.1	303.6	669.0	708.8
Platform+	40.9	18.0	78.6	31.8
Total cost of goods sold	335.0	321.6	747.6	740.6
Gross profit:
Device	4.0	32.0	11.9	80.3
Platform+	69.9	47.5	134.8	85.9
Total gross profit	73.9	79.5	146.7	166.2
Operating expenses:
Selling, general and administrative	50.3	70.4	112.7	128.5
Marketing	9.2	10.0	22.5	14.4
Research and development	9.4	7.3	18.6	17.1
Depreciation and amortization	0.9	0.7	1.8	1.3
Total operating expenses	69.8	88.4	155.6	161.3
Income (loss) from operations	4.1	(8.9)	(8.9)	4.9
Interest income, net	—	0.1	0.1	0.1
Other expense, net	(0.8)	—	(0.8)	(0.1)
Total non-operating (expense) income, net	(0.8)	0.1	(0.7)	—
Income (loss) before income taxes	3.3	(8.8)	(9.6)	4.9
Provision for (benefit from) income taxes	1.0	5.2	(0.9)	15.6
Net income (loss)	$2.3	$(14.0)	$(8.7)	$(10.7)

The following table sets forth the components of our condensed consolidated statements of operations as a percent of total net revenues for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenue:
Device	73%	84%	76%	87%
Platform+	27%	16%	24%	13%
Total net revenue	100%	100%	100%	100%
Cost of goods sold:
Device	72%	76%	75%	78%
Platform+	10%	4%	9%	4%
Total cost of goods sold	82%	80%	84%	82%
Gross profit:
Device	1%	8%	1%	9%
Platform+	17%	12%	15%	9%
Total gross profit	18%	20%	16%	18%
Operating expenses:
Selling, general and administrative	12%	18%	13%	14%
Marketing	2%	2%	3%	2%
Research and development	2%	2%	2%	2%
Depreciation and amortization	—%	—%	—%	—%
Total operating expenses	17%	22%	17%	18%
Income (loss) from operations	1%	(2)%	(1)%	1%
Interest income, net	—%	—%	—%	—%
Other expense, net	—%	—%	—%	—%
Total non-operating (expense) income, net	—%	—%	—%	—%
Income (loss) before income taxes	1%	(2)%	(1)%	1%
Provision for (benefit from) income taxes	—%	1%	—%	2%
Net income (loss)	1%	(3)%	(1)%	(1)%

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021
Net revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$298.1	$335.6	$(37.5)	(11)%	$680.9	$789.1	$(108.2)	(14)%
Platform+	110.8	65.5	45.3	69%	213.4	117.7	95.7	81%
Total net revenue	$408.9	$401.1	$7.8	2%	$894.3	$906.8	$(12.5)	(1)%
Device net revenue
Device net revenue decreased $37.5 million, or 11%, for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in Device net revenue was primarily due to an 8% decrease in total Device average unit price and a 4% decrease in total device units shipped. The decline in average unit price was primarily driven by more competitive pricing for Smart TVs. The decline in total device shipments was driven by lower sound bar shipments partially offset by higher Smart TV Shipments.

Device net revenue decreased $108.2 million, or 14%, for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in Device net revenue was primarily due to an 8% decrease in our total device average unit price and a 6% decrease in total device units shipped. The decline in average unit price was primarily driven by more competitive pricing for Smart TVs partially offset by higher average unit price for sound bars. Shipments of both Smart TVs and sound bars decreased compared to the same period in 2021.
Platform+ net revenue
Platform+ net revenue increased $45.3 million, or 69% for the three months ended June 30, 2022, as compared to the same period in 2021. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $34.4 million, or 71%, from $47.4 million, and an increase in non-advertising revenue of $11.9 million, or 65% from $18.2 million primarily due to higher data licensing revenue. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts.
Platform+ net revenue increased $95.7 million, or 81% for the six months ended June 30, 2022, as compared to the same period in 2021. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $74.1 million, or 90% from $82.5 million, and an increase in non-advertising revenue of $21.6 million, or 61% from $35.2 million primarily due to higher data licensing revenue. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts.
Cost of goods sold, gross profit and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$294.1	$303.6	$(9.5)	(3)%	$669.0	$708.8	$(39.8)	(6)%
Platform+	40.9	18.0	22.9	127%	78.6	31.8	46.8	147%
Total cost of goods sold	$335.0	$321.6	$13.4	4%	$747.6	$740.6	$7.0	1%
Gross profit:
Device	$4.0	$32.0	$(28.0)	(88)%	$11.9	$80.3	$(68.4)	(85)%
Platform+	69.9	47.5	22.4	47%	134.8	85.9	48.9	57%
Total gross profit	$73.9	$79.5	$(5.6)	(7)%	$146.7	$166.2	$(19.5)	(12)%
Gross margin:
Device gross margin	1.3%	9.6%			1.7%	10.2%
Platform+ gross margin	63.1%	72.5%			63.2%	73.0%
Total gross margin	18.1%	19.8%			16.4%	18.3%
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $9.5 million, or 3%, for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to fewer sound bars shipments. Device gross margin decreased to 1.3% for the three months ended June 30, 2022, as compared to 9.6% in the same period in 2021, due to decreases in gross margins for both Smart TVs and sound bars.
Device cost of goods sold decreased $39.8 million, or 6%, for the six months ended June 30, 2022, as compared to the same period in 2021, due to fewer Smart TV Shipments and sound bars shipments. Device gross margin decreased to 1.7% for the six months ended June 30, 2022, as compared to 10.2% in the same period in 2021, due to decreases in gross margins for both Smart TVs and sound bars.
Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $22.9 million, or 127%, for the three months ended June 30, 2022, as compared to the same period in 2021. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs and third-party cloud services. Platform+ gross margin decreased to 63.1% for the three months ended June 30, 2022, as compared to 72.5% in the same period in 2021.

Platform+ cost of goods sold increased $46.8 million, or 147%, for the six months ended June 30, 2022, as compared to the same period in 2021. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, and third-party cloud services. Platform+ gross margin decreased to 63.2% for the six months ended June 30, 2022, as compared to 73.0% in the same period in 2021.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$50.3	$70.4	$(20.1)	(29)%	$112.7	$128.5	$(15.8)	(12)%
Marketing	9.2	10.0	(0.8)	(8)%	22.5	14.4	8.1	56%
Research and development	9.4	7.3	2.1	29%	18.6	17.1	1.5	9%
Depreciation and amortization	0.9	0.7	0.2	29%	1.8	1.3	0.5	38%
Total operating expenses	$69.8	$88.4	$(18.6)	(21)%	$155.6	$161.3	$(5.7)	(4)%
Selling, general and administrative
Selling, general and administrative expenses decreased $20.1 million, or 29% for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily due to a $28.1 million decrease in share-based compensation expense. This decrease was partially offset by an increase in personnel costs due to growth in our Platform+ business.
Selling, general and administrative expenses decreased $15.8 million, or 12% for the six months ended June 30, 2022, as compared to the same period in 2021. The decrease in selling, general and administrative expense was primarily due to lower share based compensation expense of $38.2 million, offset by increases in personnel costs as we grow our Platform+ business.
Marketing
Marketing expenses decreased $0.8 million, or 8% for the three months ended June 30, 2022, as compared to the same period in 2021, and increased $8.1 million, or 56% for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to higher merchandising and media costs.
Research and development
Research and development expenses increased $2.1 million, or 29% for the three months ended June 30, 2022, as compared to the same period in 2021, and increased $1.5 million, or 9% for the six months ended June 30, 2022, as compared to the same period in 2021, due to higher engineering personnel costs.
Depreciation and amortization
Depreciation and amortization expense increased $0.2 million, or 29% for the three months ended June 30, 2022 as compared to the same period in 2021, and increased $0.5 million, or 38% for the six months ended June 30, 2022 as compared to the same period in 2021 due to additional furniture, fixtures and equipment to accommodate the growth in our workforce.
Non-operating (expense) income

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change[1]	2022	2021	$ Change	% Change[1]
	(Unaudited, in millions except percentages)
Interest income, net	$—	$0.1	$(0.1)	NM	$0.1	$0.1	$—	NM
Other expense, net	(0.8)	—	(0.8)	NM	(0.8)	(0.1)	(0.7)	NM
Total non-operating (expense) income, net	$(0.8)	$0.1	$(0.9)	NM	$(0.7)	$—	$(0.7)	NM
_________________________
1. NM, not meaningful
Interest income, net for the three and six months ended 2022 was not material. Other expense, net was $(0.8) million and reflects an unrealized loss on equity investments due to a change in fair value.

Provision for (benefit from) income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Provision for (benefit from) income taxes	$1.0	$5.2	$(4.2)	(81)%	$(0.9)	$15.6	$(16.5)	(106)%
Effective tax rate	29%	(60)%			10%	316%
We recorded a tax provision of $1.0 million, resulting in an effective tax rate of 29%, and $5.2 million, resulting in an effective tax rate of (60)%, for the three months ended June 30, 2022, and June 30, 2021, respectively. We recorded a tax benefit of $0.9 million, resulting in an effective tax rate of 10%, and a tax provision of $15.6 million, resulting in an effective tax rate of 316%, for the six months ended June 30, 2022 and June 30, 2021, respectively. For the three and six months ended June 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $0.3 million and $3.4 million, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the six months ended June 30, 2022 includes a net income tax benefit of $2.3 million for discrete items primarily due to excess tax benefits relating to stock-based compensation.
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
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $335.8 million and $331.6 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions, including the effects of the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based either on LIBOR, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants and matures in April 2024. For the three and six months ended June 30, 2022, there were no borrowings from or amounts outstanding under this credit facility and we were in compliance with all debt covenants.

The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(Unaudited, in millions)
Net cash provided by operating activities	$19.3	$51.0
Net cash used in investing activities	(11.6)	(3.0)
Net cash (used in) provided by financing activities	(3.5)	110.7
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)
Net increase in cash and cash equivalents	$4.2	$157.7
Cash flows from operating activities
Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the six months ended June 30, 2022, net cash provided by operating activities was $19.3 million, consisting of a net loss of $8.7 million adjusted for non-cash expenses of $28.2 million. Changes in operating assets and liabilities represented a $0.2 million use of cash, primarily driven by changes in working capital, including decreases in accounts receivable offset by increases in accounts payable and accrued expenses.
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
Cash flows from investing activities
For the six months ended June 30, 2022 and June 30, 2021, our net cash used in investing activities was $11.6 million and $3.0 million, respectively, and was primarily due to the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and internally developed software, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash used in financing activities was $3.5 million for the six months ended June 30, 2022, and is primarily related to cash used to pay withholding taxes on behalf of employees offset by proceeds received from the exercise of employee stock options.
Our net cash provided by financing activities was $110.7 million for the six months ended June 30, 2021 and is due to the net proceeds of approximately $145.4 million from our IPO and $1.3 million from the exercise of stock options, offset by cash payments of $35.4 million for tax payments related to employee stock based awards withheld upon vesting and of $0.6 million for accumulated dividends on our Series A convertible preferred stock.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $42.4 million for all historical product sales as of June 30, 2022. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of June 30, 2022, we expect our future payments to total $21.8 million, which amount we expect to pay over a period of one to five years.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2027 and have total annual payments of less than $4.0 million per year.
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
The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no significant changes to these policies in 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K. There have been no significant changes to our risks during the six months ended June 30, 2022.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are currently, and in the future may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. We believe that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on our business, financial condition, results of operations or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For information regarding legal proceedings in which we are involved, see “Legal Matters” in Note 10 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors.
RISK FACTORS
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited condensed consolidated financial statements and all the other information in this Quarterly Report on Form 10-Q, before you decide to purchase any shares of our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the direct and indirect effects of the ongoing COVID-19 pandemic, the conflict in Ukraine and other macroeconomic and geopolitical conditions that may impact the global business and economic environment. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.

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
•We compete in rapidly evolving and highly competitive markets, and we expect intense competition to continue, which could result in a loss of our market share and a decrease in our revenue and profitability and may harm our growth prospects.
•If we are unable to provide a competitive entertainment offering through SmartCast, our ability to attract and retain consumers would be harmed, as they increasingly look for new ways to access, discover and view digital content.
•Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
•An economic downturn, or economic uncertainty in our key markets, could adversely affect consumer discretionary spending and advertising spending, which could adversely affect demand for our products and our results of operations.
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
In order to sell devices that have a declining purchase price while maintaining our Device gross margin, we need to continually reduce device and sourcing costs. To manage sourcing costs, we collaborate with our third-party manufacturers to attempt to engineer cost-effective designs for our devices. In addition, we rely on our third-party manufacturers to manage the prices paid for components used in our devices, especially key components such as LCD and OLED panels. We must also manage our logistics and other costs to reduce overall device costs. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or declining prices. We cannot guarantee that we will be able to achieve any or sufficient cost reductions to enable us to reduce the price of our devices to remain competitive without margin declines, which could be significant. In addition, macroeconomic effects arising from the COVID-19 pandemic and the conflict in Ukraine (such as rising fuel prices, inflation, foreign currency fluctuations), new COVID-19 variants and lockdown measures implemented in China in the first half of 2022, and geopolitical events in Asia have contributed to global supply chain and logistics challenges and cost increases. In particular, our business would likely be impacted by disruptions to supply chain that could result from escalating tensions or potential conflicts in the region surrounding the Taiwan Strait. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could adversely affect our overall device costs and Device gross margin.
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
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 67% and 77% of our net revenue for the six months ended June 30, 2022 and 2021, respectively. A decline in the volume of sales, whether due to macroeconomic conditions including inflation, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than it would if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations.
Demand for our Smart TVs is affected by numerous factors, including the general demand for televisions, price competition and the introduction of new technological innovations. For example, demand is, in part, affected by the rate of upgrade of new televisions. We derived a significant percentage of our past total net revenue as a result of consumers purchasing Smart TVs to replace their existing televisions, upgrading standard-definition televisions to high-definition and 4K televisions, upgrading analog receivers to digital receivers, and other upgrades to newer technologies. We cannot guarantee that current or future technological upgrades, such as OLED televisions and televisions with greater color spectrum or operating system capabilities will result in similar adoption rates, or that content providers will provide the content necessary for such technological upgrades to fulfill their full potential for consumers. For example, there was a significant amount of time between when high-definition televisions were available and high-definition content for such televisions was prevalent, and there has been minimal content available and provided for 3D televisions and, currently, the broadcast technology ATSC 3.0 technology (NextGen TV) is being considered and implemented in some markets. Whether we enable ATSC 3.0 and other future technologies on our devices and the rate of adoption of those technologies may have an impact on whether or not consumers choose to buy and continue to use our Smart TVs. Furthermore, the rate of replacement with new televisions of older televisions may be affected by macroeconomic factors such as continuing uncertainty in the global economy, or a change in the prices of televisions. If consumers do not purchase new televisions, or purchase substitute or replacement televisions at a lower rate than during prior replacement cycles, this may harm our business, financial condition and results of operations.
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
We compete in rapidly evolving and highly competitive markets, and we expect intense competition to continue, which could result in a loss of our market share and a decrease in our revenue and profitability and may harm our growth prospects.
We compete in rapidly evolving and highly competitive markets, and with existing competitors whose size and resources may allow them to compete more effectively than we can. We expect intense competition to continue as existing competitors introduce new and more competitive offerings alongside their existing devices and services, and as new market entrants introduce new devices and services into our markets. Many of our competitors have greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among some types of consumers and greater economies of scale. In addition, some of these competitors have long-term relationships with many of our retailers.
We compete primarily with established, well-known television manufacturers, established media entertainment device companies, as well as more recent entrants to the branded television market. In addition, one of our significant retailers, Walmart, has introduced its own brand of televisions and has chosen and may continue to choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. Our principal competitors include: Samsung, LG, TCL, and Hisense. We face sound bar competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn. Any reduction in our ability to place and promote our devices, or increased competition for available or desirable shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our devices.
Our Platform+ offerings compete both to be the entertainment hub of consumers’ homes and for advertising spend. We expect advertising spend to continue to shift from linear TV to connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung, as well as connected devices such as Roku, Amazon Fire TV Stick and Apple TV and traditional cable operators, which may provide their own streaming services. We compete for advertising spend with these competitors as well as with OTT streaming services such as Hulu and YouTube TV, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. Additionally, Netflix and Disney+ have announced plans to launch ad supported tiers, which may further increase competition. We compete with these devices and services in part on the basis of user experience and content availability, and if our competitors are able to develop features that enhance the user experience, offer applications that are not available on our Smart TVs, or secure rights or partnerships to content, including exclusive content, consumers may prefer their offerings to ours and our business may be harmed. In addition, we compete to attract and retain advertisers, and our competitors may offer more attractive alternatives to advertisers, such as larger audiences or better ad formats. Further, to the extent consumers who purchase a VIZIO Smart TV do not engage with our SmartCast operating system and instead use their Smart TV with one of our competitors’ solutions or for other purposes, our ability to generate Platform+ net revenue may be harmed.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $213.4 million and $117.7 million for the six months ended June 30, 2022 and 2021, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
In addition, if macroeconomic factors, such as the lingering effects of the COVID-19 pandemic, supply chain disruptions, inflation, rising interest rates, recessionary fears and the impacts of the war in Ukraine, cause advertisers to reduce or delay spending, the demand for our Platform+ offerings may decline, which could lead to a decrease in our Platform+ net revenue. Inflationary pressure, recessionary fears and reduced consumer confidence in our current economic climate generally cause advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. These factors may have a negative impact on our Platform+ net revenue. The extent of the ongoing impact of these macroeconomic factors on the growth of Platform+ business and on global economic activity more generally is uncertain and may adversely affect our business, operations and financial results.
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
•the macroeconomic effects of the COVID 19 pandemic and the conflict in Ukraine, including supply chain issues and labor shortages, rising interest rates, foreign currency fluctuations, and lower consumer spending;
•investments in new device or service offerings, including the level of investment in our Platform+ offerings;
•changes in our capital expenditures as we acquire the hardware, equipment, technologies and other assets required to operate and scale our business; and
•costs related to acquisitions of other businesses or technologies.
As a result of the variability of these and other factors, our results of operations in future quarters may be below the expectations of stock analysts and investors, which could cause our stock price to fall.
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses for the six months ended June 30, 2022 and 2021, were $22.5 million and $14.4 million, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
We are dependent in part on our ability to monetize video ad inventory on WatchFree+ that we obtain from the publishers of ad-supported channels, and through our inventory share with certain AVOD services. We generate advertising revenue by selling ad inventory on our own services and through certain third-party AVOD services. We may fail to attract content providers for these services that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our access to video ad inventory on our platform, including on WatchFree+ varies greatly. The amount, quality and cost of video ad inventory available to us can change at any time. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, we may not be able to increase our SmartCast ARPU and our business may be harmed.
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

The ongoing COVID-19 pandemic and related macroeconomic effects have and may continue to impact our business.
The COVID-19 pandemic and its macroeconomic effects have disrupted global supply chains, caused volatility in financial markets, reduced consumer confidence, and ignited fears of a recession. Our business has been, and we expect it will continue to be, impacted by the COVID-19 pandemic and resulting macroeconomic conditions.
During much of 2020 and early 2021, we experienced increased demand for our products due to the combined impact of stay at home orders and fiscal stimulus. However, as demand for televisions and home entertainment surged, supply chain and logistical partners operated at limited capacity, leading us to encounter reduced channel inventory levels and delayed product availability throughout 2021. While we replenished most of our channel inventory by early 2022, new COVID-19 variants and lockdown measures, including in China in the first half of 2022, as well as macroeconomic effects arising from the conflict in Ukraine, rising fuel prices, inflation and foreign currency fluctuations, have contributed to global supply chain and logistics challenges, increases in cost of materials and higher shipping and transportation rates. Additionally, we may face further supply chain challenges in the event of disruptions that could occur due to escalating tensions or potential conflicts in the region surrounding the Taiwan Strait. Such supply chain challenges may prevent us from meeting our product demand in the future, which could result in additional costs, inventory shortages, customer dissatisfaction, or may otherwise adversely impact our business, financial condition, and results of operations. We expect consumer demand for our devices to decrease as a result of heightened inflation, rising interest rates, and consumers having accelerated purchasing decisions during the beginning of the COVID-19 pandemic, which could adversely affect sales. In addition, as consumers increasingly pursue out-of-home activities and stay-at-home policies are lifted, growth in Total VIZIO Hours, SmartCast Hours and SmartCast Active Accounts has moderated, and may decrease in the future.
The extent to which the COVID-19 pandemic ultimately impacts our business will depend on future developments, including how quickly and to what extent economic and operating conditions normalize. Further, the direct and indirect effects of the COVID-19 pandemic are becoming more difficult to isolate or quantify, as it is difficult to discern the effects are a direct result of the COVID-19 pandemic as opposed to those that have arisen, or been exacerbated by, other global events. Even as the COVID-19 pandemic itself subsides, we may continue to experience impacts to our business as a result of the pandemic’s global macroeconomic effects, including as a result of a recession. A prolonged economic downturn could also impact the overall financial condition of our media content providers, advertisers, retailers and services vendors all of whom we depend on in order to operate our business. As a result, sustained uncertainty over the direct and indirect, economic and operational impacts of the COVID-19 pandemic, as well as uncertainty regarding how long such conditions will exist, means the ultimate impact of COVID-19 on our business cannot be reasonably estimated at this time.
An economic downturn, or economic uncertainty in our key markets, could adversely affect consumer discretionary spending and advertising spending, which could adversely affect demand for our products and our results of operations.
Our Smart TVs and sound bars are consumer discretionary items, and our Platform+ business is dependent on advertising spending. As such, our results of operations tend to be sensitive to changes in macroeconomic conditions, consumer confidence, employment levels, interest rates, inflation, tax rates, the availability and cost of credit, debt levels and fuel and energy costs.
Negative conditions in the global economy, including conditions resulting from the COVID-19 pandemic, the conflict in Ukraine, and other global events and responsive government actions have led to heightened inflation, rising interest rates and resulting credit constraints, foreign currency fluctuations, and reduced consumer confidence, among other macroeconomic effects. These factors have and may continue to depress consumer spending on discretionary items and may adversely affect Smart TV Shipments, SmartCast Active Accounts, and gross margin. Such factors also generally cause advertisers in a variety of industries to reduce advertising spending and to either pause or slow campaigns, adversely affecting Platform+ gross margin. A sustained or worsened economic downturn or continued economic uncertainty may adversely affect demand for our Device and Platform+ products, and our business, financial condition and results of operations may be harmed. Changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or another global public health crisis, armed conflicts, or changes in diplomatic relations could further exacerbate macroeconomic conditions, depress consumer and advertising spending, and adversely affect our results of operations. The sensitivity of our Device and Platform+ businesses to macroeconomic events, economic cycles, and any related fluctuation in consumer confidence may harm our business, financial condition and results of operations if the current economic downturn and uncertainty persists.
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
To date we have not had any material cybersecurity breaches. We cannot, however, be certain that current or future criminal capabilities, discovery of existing or new vulnerabilities in our and our service providers’ systems and attempts to exploit those vulnerabilities, physical systems or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting the systems and information possessed by us and our service providers, or that this has not already occurred. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure our systems and the information we maintain, and we may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems, react in a timely manner, or implement adequate preventative measures. In the event that our or our service providers’ protection efforts are unsuccessful and there is unauthorized access to, or unauthorized destruction, modification, acquisition, release, transfer, loss, disclosure or use of information or the breach of the security of information, we could suffer substantial harm. A breach of our or our service providers’ network security or systems could have serious negative consequences for our business and future prospects, including costs to comply with applicable breach notification laws, disruption to our business, litigation, disputes, regulatory investigation and oversight, mandatory corrective action, fines, penalties, damages, indemnity obligations, damages for contract breach, reduced consumer demand for our devices and harm to our reputation and brand. We may face difficulties or delays in identifying, mitigating or otherwise responding to any security breach or incident.
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
We are increasingly dependent on information systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-used software and technology infrastructure) and there may be a rise in the threat, frequency and/or sophistication of cyber- attacks due to the recent geopolitical tensions, so we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
Some of our manufacturers of key components, including LCD and OLED panels, reside in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange and the allocation of resources. The Chinese government exercises significant control over China’s economic growth through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese manufacturers, which could harm our business through higher device costs, reduced availability or both. Additionally, new strains and outbreaks of the COVID-19 pandemic have led to government mandated shut downs in China as recently as the first quarter of 2022, which led to the closure of ports and airports and disruption of commercial activity, and have impacted some of our manufacturers and may continue to impact them in the future.
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
•changes in diplomatic and trade relationships, including with respect to the relationship between China and Taiwan as well as ongoing trade disputes between the United States and China;
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
•trade restrictions;
•differing employment practices and laws and labor disruptions, including strikes and other work stoppages, strains on the available labor pool, labor unrest, changes in labor costs and other employment dynamics;
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
In addition, our continuing growth will, to a large extent, depend on the attention of Mr. Wang to our daily affairs. Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the Orange County area of California, where our headquarters is located, and in other locations where we maintain offices, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines, our ability to attract and retain highly skilled personnel may be negatively impacted. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations may be harmed.
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
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our four largest retailers, measured by net revenue, accounted for 69% and 74% of our Device net revenue for the six months ended June 30, 2022 and 2021, respectively. Moreover, Best Buy, Sam’s Club, Costco and Walmart each accounted for more than 10% of our Device net revenue for the years ended December 31, 2021, 2020, and 2019. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
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
We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our devices. We primarily sell our devices directly through a mix of retail channels, including big box retailers, wholesale clubs, online marketplaces and, to a much smaller extent, independent regional retailers. We depend on these retailers to provide adequate and attractive space for our devices in their stores, which will become more challenging to the extent average television sizes increase. Many of our retailers limit the shelf space they provide to any single brand, which makes future market share gains by us more difficult. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our media entertainment devices, and in online channels, we must ensure we and our retailers have adequate resources to educate and attract consumers to our devices. If our retailers do not adequately display our devices, choose to promote competitors’ devices over ours (including through more prominent or higher-impact store displays or through in-store recommendations to consumers from their sales personnel), or do not effectively explain to consumers the advantages of our devices, our revenue could decrease and our business may be harmed. Similarly, our Device business could be adversely affected if any of our large retailers were to experience financial difficulties, or change the focus of their businesses in a way that de-emphasized the sale of our devices. We continue to invest in our sales channels with in-store device displays, online campaigns and retail-associate training, and there can be no assurance that this investment will lead to increased sales. .
We depend on a limited number of manufacturers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations, we may be unable to keep up with retailer and consumer demand for our devices, we could lose market share and revenue and our reputation, brand and business would be harmed.
We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (ODMs). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our three largest manufacturers accounted for 82% of our inventory purchases for both the six months ended June 30, 2022 and 2021.
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
•geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine or potential conflicts in the region surrounding the Taiwan Strait, may lead to changes in U.S. or foreign trade policies and general economic conditions that impact our business; and
•natural disasters, fires, pandemics, climate change, acts of terrorism or other catastrophic events which disrupt manufacturing operations or shipping routes.
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
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers and their suppliers, have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, including constraints due to, financial weakness of the manufacturer or their suppliers, inability of manufacturers or their suppliers to borrow funds in the credit markets, disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers, or problems faced during the transition to a new component supplier. These effects have been, and may continue to be, exacerbated by certain macroeconomic conditions, including effects of the COVID-19 pandemic and the conflict in Ukraine, inflationary pressure, rising interest rates, labor shortages, and lingering supply chain issues. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
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
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, the COVID-19 pandemic caused an increase in logistics costs and delays in the performance of our logistics providers, resulting in shortages of our products in distribution channels, loss of market share and opportunities. While we replenished most of our channel inventory by early 2022, during the second half of 2022, macroeconomic effects arising from the COVID-19 pandemic and the conflict in Ukraine (such as rising fuel prices, inflation, foreign currency fluctuations), new COVID-19 variants and lockdown measures implemented in China in the first half of 2022, and geopolitical events in Asia have reignited concerns regarding global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates,, which could lead to new and persisting inventory shortages. Such failure by our logistics providers to perform as expected could harm our reputation, business, financial condition and results of operations.
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
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the three months ended June 30, 2022, and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.
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
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California has adopted the California Consumer Privacy Act (CCPA), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required, and may in the future require, us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (CPRA), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply prior to the 2023 effective date. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA) on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), On March 24, 2022, Utah enacted the Utah Consumer Privacy Act (UCPA) and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (CPOMA), all of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The CDPA, CPA, UCPA, and CPOMA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective on January 1, 2023, July 1, 2023, December 31, 2023 and July 1, 2023, respectively. The CDPA, CPA, UCPA and CPOMA, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
As a seller of consumer electronic devices, we are subject to a variety of national, state, local and foreign environmental, device stewardship and manufacturer responsibility laws and regulations, primarily relating to the collection, reuse and recycling of electronic waste, including the Smart TVs we sell, as well as regulations regarding the consumption of electricity and the hazardous material contents of electronic devices, device components and device packaging.
The cost of complying with recycling programs varies based on differing laws across jurisdictions and factors such as market-share and state-wide collection goals , which can be difficult for us to accurately predict. Most of the states with television recycling programs assess fees based upon weight of the units recycled, by market share or a combination of the two. Some states also impose a charge on us for the cost of recycling televisions and other consumer electronic products manufactured by other companies, usually based upon our current television market share. This includes orphaned televisions, which are predominately based on older, heavier CRT technology. We expect our expenses for compliance with recycling programs to be between approximately $6 million and $10 million each year, and if our sales or market share increases, the future cost of complying with the existing recycling programs could increase. Changes to laws regulating electronics recycling programs could increase our operational costs for funding these programs and result in increased regulatory oversight and a larger administrative burden. If more states adopt similar recycling plans, our costs of compliance and associated administrative burden will grow. Currently, we do not pass these costs on to our manufacturers and we may have a limited ability to pass these costs along to our retailers. If states offer consumer incentives for the return of televisions to recycling facilities, which has occurred in the past, our costs could increase unexpectedly. If the costs of compliance with these recycling programs increase beyond our estimates, our margins would be reduced and our business, financial condition and results of operations would be harmed. We believe that we are currently in compliance, and will be able to continue to comply, with such existing and emerging requirements, however we have in the past and may in the future experience disputes with such state or local authorities, and if we are found to not be in compliance with any present and future regulations, we could become subject to additional fines and liabilities, or prohibitions on sales of our Smart TVs or could otherwise jeopardize our ability to conduct business in the jurisdiction in which we are not compliant, which in turn may harm our business, financial condition and results of operations.

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
Issues related to climate change may result in regulatory requirements that would have an adverse impact on the financial condition of the business. At the federal level, we may face new or changing requirements to reduce greenhouse gases on our operations, including manufacturing, transportation and distribution, resulting in increased costs. Recently proposed changes to laws at the state and local levels targeting reductions in greenhouse gases would also result in increased administrative costs to the business.
From time to time new environmental, device stewardship and producer responsibility regulations related to both products and product packaging are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted and are actively looking to alternative methods of compliance in the event certain proposed changes in law may materially impact our operations. We also expect that our devices will be affected by new environmental laws and regulations on an ongoing basis, including content of device components. Although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our devices and packaging or how these are manufactured. As a result, we may experience negative consequences from these emerging requirements including, but not limited to, supply shortages or delays, increased raw material and component costs, accelerated obsolescence of certain raw materials used in our components and devices, and the need to modify or create new designs for our existing and future devices, all of which may harm our business, financial condition and results of operations.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate, a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, under present law the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period, which is currently not applicable to us but may be in the future. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of both the Tax Act and the CARES Act is subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Additionally, both the Biden administration and Congress have proposed to increase the U.S. corporate income tax rate and the tax rate on foreign earnings. In addition, the Organisation for Economic Co-operation and Development (OECD), the European Union (EU), as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the SOX Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2022. Both our independent auditors and we will be testing our internal controls pursuant to the requirements of Section 404 of the SOX Act and could, as part of that documentation and testing, identify areas for further attention or improvement. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: August 10, 2022	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)