Form 10-Q
period 2022-09-30
Vizio Holding Corp.
filed 2022-11-09
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 4, 2022, there were 117,635,809 shares of the registrant’s Class A common stock outstanding, 76,814,638 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
•the impact of macroeconomic and geopolitical conditions, including the effects of the COVID-19 pandemic and the conflict in Ukraine, supply chain issues and labor shortages, rising interest rates, foreign currency fluctuations, and lower consumer spending;
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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$265.9	$331.6
Short-term investments	59.1	—
Accounts receivable, net	339.6	375.1
Other receivables due from related parties	0.8	5.1
Inventories	34.1	11.9
Income tax receivable	29.1	26.2
Prepaid and other current assets	55.6	84.8
Total current assets	784.2	834.7
Property, equipment and software, net	19.5	10.3
Goodwill	44.8	44.8
Deferred income taxes	30.5	30.4
Other assets	21.1	15.6
Total assets	$900.1	$935.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable due to related parties	$166.3	$224.8
Accounts payable	115.4	118.9
Accrued expenses	192.6	185.8
Accrued royalties	43.7	56.8
Other current liabilities	5.2	4.8
Total current liabilities	523.2	591.1
Other long-term liabilities	20.4	14.1
Total liabilities	543.6	605.2
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of September 30, 2022 and December 31, 2021, with the following issued and outstanding by class: •Class A, 121.3 and 116.4 shares issued and 117.5 and 113.2 outstanding as of September 30, 2022 and December 31, 2021, respectively; •Class B, 76.8 shares issued and outstanding as of September 30, 2022 and December 31, 2021, and •Class C, no shares issued and outstanding as of September 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	356.0	323.3
Accumulated other comprehensive loss	(0.3)	(0.2)
Retained earnings	0.8	7.5
Total stockholders’ equity	356.5	330.6
Total liabilities and stockholders' equity	900.1	935.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Device	$307.0	$502.5	$987.9	$1,291.6
Platform+	128.0	85.8	341.4	203.5
Total net revenue	435.0	588.3	1,329.3	1,495.1
Cost of goods sold:
Device	305.8	476.9	974.8	1,185.7
Platform+	49.1	28.5	127.7	60.3
Total cost of goods sold	354.9	505.4	1,102.5	1,246.0
Gross profit:
Device	1.2	25.6	13.1	105.9
Platform+	78.9	57.3	213.7	143.2
Total gross profit	80.1	82.9	226.8	249.1
Operating expenses:
Selling, general and administrative	54.8	79.9	167.5	208.4
Marketing	8.8	8.1	31.3	22.4
Research and development	10.8	8.8	29.4	25.9
Depreciation and amortization	1.0	0.7	2.8	2.0
Total operating expenses	75.4	97.5	231.0	258.7
Income (loss) from operations	4.7	(14.6)	(4.2)	(9.6)
Interest income, net	0.4	0.1	0.4	0.2
Other income (expense), net	0.1	—	(0.6)	(0.2)
Total non-operating income (expense)	0.5	0.1	(0.2)	—
Income (loss) before income taxes	5.2	(14.5)	(4.4)	(9.6)
Provision for income taxes	3.2	4.1	2.3	19.6
Net income (loss)	$2.0	$(18.6)	$(6.7)	$(29.2)

Net income (loss) attributable to Class A and Class B stockholders:
Basic	$0.01	$(0.10)	$(0.03)	$(0.17)
Diluted	$0.01	$(0.10)	$(0.03)	$(0.17)
Weighted-average Class A and Class B common shares outstanding:
Basic	193.8	182.8	192.6	171.1
Diluted	200.2	182.8	192.6	171.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Other comprehensive income (loss)
Net income (loss)	$2.0	$(18.6)	$(6.7)	$(29.2)
Foreign currency translation adjustments	(0.1)	0.1	(0.1)	(0.9)
Comprehensive income (loss)	$1.9	$(18.5)	$(6.8)	$(30.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended September 30, 2022
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at June 30, 2022	—	$—	116.6	76.8	$342.8	$(0.2)	$(1.2)	$341.4
Share-based compensation expense	—	—	—	—	11.0	—	—	$11.0
Shares issued pursuant to incentive award plans	—	—	0.9	—	2.2	—	—	$2.2
Foreign currency translation	—	—	—	—	—	(0.1)	—	$(0.1)
Net income	—	—	—	—	—	—	2.0	$2.0
Balance at September 30, 2022	—	$—	117.5	76.8	$356.0	$(0.3)	$0.8	$356.5

	Nine Months Ended September 30, 2022
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2021	—	$—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
Share-based compensation expense	—	—		—	34.0	—	—	$34.0
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	4.3	—	(1.3)	—	—	$(1.3)
Foreign currency translation	—	—	—	—	—	(0.1)	—	$(0.1)
Net loss	—	—	—	—	—	—	(6.7)	$(6.7)
Balance at September 30, 2022	—	$—	117.5	76.8	$356.0	$(0.3)	$0.8	$356.5

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended September 30, 2021
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount	Class A	Class B
Balance at June 30, 2021	—	$—	86.6	98.3	$267.1	$(0.1)	$36.2	$303.2
Share-based compensation expense	—	—	—	—	37.0	—	—	37.0
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	2.4	—	(12.0)	—	—	(12.0)
Adjustment to IPO costs	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	—	—	(18.6)	(18.6)
Balance at September 30, 2021	—	$—	89.0	98.3	$292.0	$—	$17.6	$309.6

	Nine Months Ended September 30, 2021
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2020	0.1	$2.6	150.8	—	$98.9	$0.9	$46.9	$149.3
Share-based compensation expense	—	—	—	—	97.5	—	—	97.5
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	3.6	—	(51.4)	—	—	(51.4)
Accretion of preferred stock dividends	—	—	—	—	—	—	(0.1)	(0.1)
Payment of accumulated preferred stock dividends	—	(0.6)	—	—	—	—	—	(0.6)
Conversion of Series A preferred stock upon IPO	(0.1)	(2.0)	30.3	—	2.0	—	—	—
Exchange of Class A shares for Class B	—	—	(98.3)	98.3	—	—	—	—
Sale of common stock in IPO, net of $13.7 of underwriting fees and other offering costs	—	—	7.6	—	145.0	—	—	145.0
Forfeiture of RSA awards upon IPO	—	—	(5.0)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(0.9)	—	(0.9)
Net loss	—	—	—	—	—	—	(29.2)	(29.2)
Balance at September 30, 2021	—	$—	89.0	98.3	$292.0	$—	$17.6	$309.6
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of September 30, 2022 and December 31, 2021.
(2) As of September 30, 2022 and December 31, 2021, the par value on common stock outstanding was $19 thousand and $19 thousand, respectively, and are not shown in the table above.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6.7)	$(29.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2.8	2.0
Amortization of premium and discount on investments	(0.3)	—
Change in fair value of investment securities	0.7	—
Deferred income taxes	(0.2)	1.2
Share-based compensation expense	34.0	97.9
Change in allowance for doubtful accounts	(0.1)	0.2
Changes in operating assets and liabilities:
Accounts receivable	35.5	48.7
Other receivables due from related parties	4.3	(0.1)
Inventories	(22.2)	(13.1)
Income taxes receivable	(2.9)	(12.8)
Prepaid and other current assets	29.0	(27.0)
Other assets	(4.3)	1.3
Accounts payable due to related parties	(58.5)	57.0
Accounts payable	(3.5)	(37.3)
Accrued expenses	6.8	3.6
Accrued royalties	(13.1)	(15.2)
Other current liabilities	0.3	(0.6)
Other long-term liabilities	6.2	(0.9)
Net cash provided by operating activities	7.8	75.7
Cash flows from investing activities:
Purchase of property and equipment	(11.7)	(3.6)
Purchase of investments	(60.5)	(0.2)
Net cash used in investing activities	(72.2)	(3.8)
Cash flows from financing activities:
Proceeds from the exercise of stock options	10.7	6.7
Payment of dividends on Series A convertible preferred stock	—	(0.6)
Proceeds from IPO, net of $10.7 in direct offering costs	—	148.0
Payments of other offering costs	—	(2.9)
Withholding taxes paid on behalf of employees on net settled share-based awards	(12.0)	(53.9)
Net cash (used in) provided by financing activities	(1.3)	97.3
Effects of exchange rate changes on cash and cash equivalents	—	(1.0)
Net (decrease) increase in cash and cash equivalents	(65.7)	168.2
Cash and cash equivalents at beginning of period	331.6	207.7
Cash and cash equivalents at end of period	$265.9	$375.9
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4.2	$29.7
Cash paid for interest	$0.2	$0.2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.1	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$2.5	$0.7
Payment to taxing authority in connection with shares directly withheld from employees not yet made	$—	$4.0
IPO costs not yet paid	$—	$0.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Business
Founded and headquartered in Orange County, California, the mission of VIZIO Holding Corp. (NYSE: VZIO) (the “Company”) is to deliver immersive entertainment and compelling lifestyle enhancements that make its products the center of the Connected Home. The Company is driving the future of televisions through its integrated platform of cutting-edge Smart TVs and powerful operating system. The Company also offers a portfolio of innovative sound bars that deliver consumers an elevated audio experience. Our products are sold to retailers and through online channels throughout the United States. The Company’s platform gives content providers more ways to distribute their content and advertisers more tools to connect with the right audience. “VIZIO,” “we,” “us,” “our,” and the “Company” refer collectively to VIZIO Holding Corp. and its subsidiaries unless expressly indicated or the context otherwise requires.
In 2020, the Company launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence and services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree+. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
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
Impact of COVID-19
Since the first quarter of 2020, the Coronavirus Disease 2019 (“COVID-19”) pandemic, and the responses to it have impacted the Company. During much of 2020 and early 2021, the Company experienced increased demand for its products due to the combined impact of stay at home orders and fiscal stimulus. Due to the surge in demand and supply chain and logistical partners operating at limited capacity, the Company encountered reduced channel inventory levels at several retailers during 2021. While the Company has replenished its channel inventory, new COVID-19 variants and potential lockdown measures in China, could lead to future supply chain and logistics challenges.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The Company has prepared these accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These unaudited condensed consolidated financial statements include the accounts of VIZIO and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company considers the U.S. dollar as its reporting currency. The functional currency of most of the foreign subsidiaries is the U.S. dollar. Translation adjustments for subsidiaries where the functional currency is its local currency are included in other comprehensive income (loss). Foreign currency transaction gains (losses) resulting from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are reported in the condensed consolidated statements of operations.
The condensed consolidated balance sheet as of December 31, 2021 and included herein was derived from the audited financial statements as of the same date. The Company has condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022.

Reclassifications
The Company has reclassified Research and development costs from Selling, general and administrative amounts for the three and nine months ended September 30, 2021, to conform to the current year presentation.
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
Note 3. Net Revenue
The Company derives revenue primarily from the sale of televisions and sound bars, advertising and data services. Revenue is recognized when control of the promised goods or services is transferred to the Company’s retailers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied. The Company disaggregates net revenue by (i) Device net revenue, and (ii) Platform+ net revenue, as it believes it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company sells products to certain retailers under terms that allow them to receive price protection on future sell-through price reductions and may provide for limited rights of return, discounts and advertising credits.
The revenue recognized from the contract liabilities consists of the Company satisfying performance obligations during the normal course of business. The Company has recorded $18.8 million of contract assets, which are recorded in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of September 30, 2022. There were no material contract assets as of December 31, 2021. Contract assets represent differences in the timing of billing compared to revenue recognized. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Customer A	36%	39%	38%	39%
Customer B	10	13	8	13
Customer C	10	14	12	13
Customer D	8	10	10	10

Note 4. Investments
The Company purchased U.S. Treasury bills within the current reporting period which are recorded in Short-term investments in the accompanying condensed consolidated balance sheets. We are classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of September 30, 2022, the maturity dates of all U.S Treasury bills were within 12 months. We review these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. During the three and nine months ended September 30, 2022, the Company did not recognize any impairment losses related to these securities. There were no such securities as of December 31, 2021.
The following table summarizes the Company’s short-term investments:

		September 30, 2022
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value
		(In millions)
U.S. Treasury bills	1 year or less	$59.1	$—	$(0.2)	$58.9
Total		$59.1	$—	$(0.2)	$58.9
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Accounts receivable	$339.6	$375.2
Allowance for doubtful accounts	—	(0.1)
Total accounts receivable, net of allowances	$339.6	$375.1
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three and nine months ended September 30, 2022, the Company recorded a reduction in bad debt expense of $2.8 million and $0.1 million, respectively, due to a recovery. During the three months ended September 30, 2021, the Company recorded a reduction in bad debt expense of $0.5 million due to a recovery. During the nine months ended September 30, 2021, the Company recorded bad debt expense of $0.2 million.
The following customers account for more than 10% of accounts receivable:

	September 30, 2022	December 31, 2021
Net receivables:
Customer A	39%	44%
Customer B	9	10
Customer C	10	10
Customer A and Customer C, and certain other customers not separately identified in the table above, are affiliates under common control with one another. Collectively, they comprised 46% and 50% of the Company’s net revenue for the three and nine months ended September 30, 2022, respectively, and 53% and 52% of the Company’s net revenue for the three and nine months ended September 30, 2021, respectively. Their collective accounts receivable balance as of September 30, 2022 and December 31, 2021 was 49% and 54% of our total net receivables, respectively.

Note 6. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Inventory on hand	$23.8	$5.3
Inventory in transit	10.3	6.6
Total inventory	$34.1	$11.9
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Inventory purchases:
Supplier A — related party	43%	37%	46%	40%
Supplier B	25	25	23	29
Supplier C	12	6	13	9
Supplier D — related party	13	23	9	12
The Company is currently reliant upon these manufacturers for products. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $1.9 million and $5.6 million due from the manufacturers as of September 30, 2022 and December 31, 2021, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $2.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $1.8 million and $5.8 million for the three and nine months ended September 30, 2021, respectively, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.

Note 7. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Building	$10.1	$10.1
Machinery and equipment	2.0	1.6
Leasehold improvements	4.2	3.6
Furniture and fixtures	4.7	3.2
Computer and software	17.6	22.7
Construction in progress	3.4	—
Total property, equipment and software	42.0	41.2
Less accumulated depreciation and amortization	(22.5)	(30.9)
Total property, equipment and software, net	$19.5	$10.3
Depreciation and amortization expense was $1.0 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.
During the three and nine months ended September 30, 2022, the Company capitalized software development costs of $0.8 million and $5.3 million, respectively. During the three and nine months ended September 30, 2021, the Company capitalized software development costs of $0.3 million and $1.6 million, respectively.
During the three and nine months ended September 30, 2022, amortization of capitalized software development costs was $0.7 million and $2.1 million, respectively. During the three and nine months ended September 30, 2021, amortization of capitalized software development costs was $0.7 million and $2.1 million, respectively, and are recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. The Company’s long lived assets are primarily located within the United States.
During the three months ended September 30, 2022, we wrote off fully depreciated assets in the amount of $10.8 million from Computer and software.
Note 8. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Accrued price protection	$51.6	$67.2
Accrued other customer related expenses	46.0	48.4
Accrued supplier/partner related expenses	49.8	39.2
Accrued payroll expenses	35.4	21.6
Accrued other expenses	9.8	9.4
Total accrued expenses	$192.6	$185.8
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

Note 9. Accrued Royalties
A summary of future commitments on royalty obligations as of September 30, 2022 is as follows:

September 30, 2022
(In millions)
2022 (remaining)	$2.2
2023	8.4
2024	5.2
2025	3.0
2026 and thereafter	0.5
Total	$19.3
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $22.7 million and $32.5 million has been recorded as of September 30, 2022 and December 31, 2021, respectively, as part of Accrued royalties in the condensed consolidated balance sheets. Any patent infringement lawsuit in which the Company is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
Refundable deposits from suppliers of $21.0 million and $24.3 million have been recorded as of September 30, 2022 and December 31, 2021, respectively, which are presented within Accrued royalties in the condensed consolidated balance sheets.
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
Note 10. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2027. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows:

	Classification	September 30, 2022	December 31, 2021
Assets:		(In millions)
Right-of-use asset	Other assets	$13.7	$8.9
Liabilities:
Current portion of lease liabilities	Other current liabilities	$3.2	$2.4
Long term portion of lease liabilities	Other long-term liabilities	$11.5	$6.5
Weighted-average remaining lease term (years)		4.4	4.2
Weighted-average discount rate (percentage)		4.7%	3.7%
Operating lease costs were $1.2 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. Operating lease costs were $1.0 million and $2.8 million for the three and nine months ended September 30, 2021, respectively.

The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of September 30, 2022.

September 30, 2022
(In millions)
2022 (remainder)	$1.0
2023	4.0
2024	3.7
2025	3.4
2026	3.0
2027 and thereafter	1.4
Total minimum lease payments	16.5
Less imputed interest	(1.8)
Total lease liabilities	$14.7
Note 11. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of September 30, 2022, no liabilities were recorded related to this supply commitment.
Revolving Credit Facility
On April 13, 2016, the Company entered into a Loan and Security Agreement with Bank of America, N.A. and on April 13, 2021 the agreement was amended (“Credit Agreement”) to extend the maturity date to April 13, 2024. Under the Credit Agreement, Bank of America, N.A. agreed to provide the Company with a revolving credit line of up to $50.0 million for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the credit agreement is collateralized by substantially all of the Company’s assets. The Credit Agreement also included (i) an update to provide for use of a LIBOR successor rate, (ii) a change in the definition of Availability Reserve and Borrowing Base, and (iii) an extension of the termination date to April 13, 2024. For both the three and nine months ended September 30, 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
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
Additionally, on September 15, 2022, Maxell filed a complaint with the International Trade Commission against the Company alleging the Company's TVs infringe several of its patents related to various television-related technologies. On October 18, 2022, the International Trade Commission instituted an investigation based on Maxell’s complaint. See In the Matter of Certain Smart Televisions, Inv. No. 337-TA-1338. This investigation is in the initial stage. The Company disputes the claims and intends to defend the investigation vigorously.
Note 12. Stockholders’ Equity
Preferred Stock
As of September 30, 2022, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.

Common Stock
The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock.
Equity Incentive Plans
The Company has two equity incentive plans, the 2017 Incentive Award Plan (as amended, the “2017 Plan”) and the 2007 Incentive Award Plan (the “2007 Plan,” and collectively, the “Plans”). The 2017 Plan replaced the 2007 Plan. Under the 2017 Plan, the Company is permitted to grant stock options, restricted stock units (“RSUs”) and restricted stock. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors.
Stock Option Awards
A summary of the Company’s stock option activity under the Plans as of September 30, 2022, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2021	14.4	$6.80	6.8	$181.4
Granted	4.9	8.97
Exercised	(2.9)	3.32
Forfeited and expired	(1.2)	10.97
Cancelled	(0.5)	$8.60
Outstanding at September 30, 2022	14.7	$7.79	7.2	$41.1
Options vested and exercisable at September 30, 2022	7.6	$5.19	5.6	$35.6
The following presents the weighted-average grant date fair value for stock option awards granted during the nine months ended September 30, 2022 and September 30, 2021.

	September 30, 2022	September 30, 2021
Weighted average grant date fair value of stock options granted during the period	$3.98	$9.22
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model.

The following provides information on the weighted-average assumptions used for stock options granted during the three and nine months ended September 30, 2022 and September 30, 2021 (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of options granted	0.2	0.1	4.9	2.8
Volatility	59.7%	44.0%	45.7%	43.0%
Expected term (years)	6.25	6.25	6.25	6.25
Dividend yield	0.4%	0.8%	0.8%	1.1%
Risk-free interest rate	3.3%	1.1%	2.8%	1.1%
Fair value of common stock	$10.79	$19.80	$8.97	$21.19
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$6.13	$7.99	$3.98	$9.22
RSUs
The grant date fair values of the Company's RSUs are determined based on the fair value of the Company's common stock on the date of grant.
A summary of the Company’s activity related to RSUs as of September 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2021	4.1	$20.45
Granted	5.2	9.55
Vested	(1.9)	19.55
Forfeited	(1.0)	17.90
Cancelled	(0.2)	8.60
Outstanding at September 30, 2022	6.2	$12.39
Share-based Compensation Expense
Total share-based compensation expense was $11.0 million and $34.0 million for the three and nine months ended September 30, 2022, respectively. Total share-based compensation expense was $37.3 million and $97.9 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, $0.0 million and $0.6 million is included in Cost of goods sold, respectively, and $0.2 million and $1.0 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, approximately $0.4 million and $0.7 million was included in Cost of goods sold, respectively, and $0.7 million and $1.1 million was included in Research and development expense, respectively, and the rest was included in Selling, general and administrative expense.
In August 2022, the Company entered into partial equity award cancellation agreements with three employees, which cancelled portions of stock options covering 0.5 million shares of the Company’s common stock and 0.2 million RSUs. The cancelled portions of these awards were unvested. The partial cancellation of these options and RSUs resulted in $3.2 million of additional share-based compensation expense being recognized related to the remaining unrecognized compensation.
As of September 30, 2022, the Company had $110.9 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize over a weighted average vesting period of approximately 2.6 years.

Note 13. Income Taxes
The Company recorded a tax provision of $3.2 million, resulting in an effective tax rate of 60.9%, and $4.1 million, resulting in an effective tax rate of (27.9)%, for the three months ended September 30, 2022 and September 30, 2021, respectively. The Company recorded a tax provision of $2.3 million, resulting in an effective tax rate of (50.9)%, and $19.6 million, resulting in an effective tax rate of (205.6)%, for the nine months ended September 30, 2022 and September 30, 2021, respectively. For the three and nine months ended September 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $0.7 million and $4.1 million, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the nine months ended September 30, 2022 includes a net income tax benefit of $2.0 million for discrete items primarily due to excess tax benefits relating to share-based compensation.
Note 14. Net Income (Loss) Per Share
The Company computes earnings per share (“EPS”) of Class A and Class B common shares using the two-class method for participating securities.
Basic earnings per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted earnings per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the three months ended September 30, 2022, the potential dilutive shares relate to the dilutive effect of outstanding stock options and RSUs. For the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, potentially dilutive shares were considered antidilutive given the net loss for the period.
Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net income (loss) attributable to common stockholders - basic and diluted	$1.2	$0.8	$(9.4)	$(9.2)

Denominator:
Weighted-average common shares outstanding - basic	117.0	76.8	92.7	90.1
Weighted-average effect of dilutive securities - employee stock options	6.4	—	—	—
Weighted-average common shares outstanding - diluted	123.4	76.8	92.7	90.1

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$0.01	$(0.10)	$(0.10)
Diluted	$0.01	$0.01	$(0.10)	$(0.10)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	4.0		11.4

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net loss attributable to common stockholders - basic and diluted	$(4.0)	$(2.7)	$(18.4)	$(11.1)

Denominator:
Weighted-average common shares outstanding - basic and diluted	115.8	76.8	106.9	64.2

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.03)	$(0.03)	$(0.17)	$(0.17)
Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.17)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	21.1		10.0
Note 15. Subsequent Events
On October 24, 2022, DivX, LLC filed a complaint with the International Trade Commission against Amazon.com, Inc. and the Company alleging certain Amazon.com, Inc.’s products and the Company's TVs infringe several of its patents related to certain streaming media-related technologies. See In the Matter of Certain Video Processing Devices and Components Thereof, Inv. No. 337-TA-___ (investigation number pending). On October 24, 2022, DivX, LLC also filed a companion complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe the same patents. See DivX, LLC v. VIZIO, Inc., Case No. 8:22-cv-01955 (C.D. Cal.). These matters are in the initial stages. The Company disputes the claims and intends to defend the matters vigorously.

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

Connected TV: A television that is connected to the internet through built-in capabilities (i.e., a Smart TV) or through another device such as a game console or set-top box (e.g., Apple TV, Google Chromecast or Roku).

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
Financial and operating results for the three months ended September 30, 2022 as compared to the corresponding period of last year included:
•Net revenue of $435.0 million, compared to $588.3 million
•Platform+ net revenue of $128.0 million, up 49%
•Gross profit of $80.1 million, compared to $82.9 million
•Platform+ gross profit of $78.9 million, up 38%
•Net income of $2.0 million, compared to net loss of $18.6 million
•Adjusted EBITDA of $16.7 million, compared to $23.4 million
•SmartCast Active Accounts of 16.6 million, up 15%
•SmartCast Hours of 4.2 billion, up 17%
•SmartCast Average Revenue Per User (ARPU) of $27.69, up 39%
Our Business Model
We generate revenue primarily from (1) selling our Smart TVs, sound bars and remote controls and (2) monetizing our digital platform, Platform+. While currently the majority of our total net revenue is generated from the sales of our devices, our Platform+ business, including our advertising services, is growing at a rapid pace. Given the growing number of use cases for Smart TVs, we expect to increase our revenue from Connected TV advertising, SVOD services and other monetizable transactions made on our platform that extend beyond traditional entertainment content.
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
Our award winning Smart TV operating system, SmartCast, delivers a vast amount of content and applications through an elegant and easy-to-use interface. SmartCast supports most leading streaming content apps such as Amazon Prime Video, Apple TV+, discovery+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock, TikTok, and YouTube TV, and hosts our ad-supported app, WatchFree+.
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

We monetize these capabilities through:
Advertising
•Video advertising: Ad inventory on services such as WatchFree+, and certain third-party AVOD services. In exchange for distributing third party content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers
•Home screen: Ad placements on our SmartCast home screen by streaming services, studios and other consumer brands
•Partner marketing: Branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos
Data licensing
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
•A growing user base will lead to higher advertising revenue, especially as our user base increasingly includes audiences no longer reachable through linear TV
•The vast amount of data obtained through our platform will improve the effectiveness of advertisement, generating higher returns for advertisers and potentially increasing ad rates for us
•Data obtained through our platform will be used to create more personalized content recommendations and drive higher user engagement
•Interactive ads and improved subscription billing can increase the number of purchases made on our platform, including subscriptions, content rentals, ecommerce, food delivery and other micro transactions, for which we will receive a portion of the sales
Overview of our supply chain
We design our products in-house in California, and we work closely with our Original Design Manufacturers (ODMs), panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods typically transfer from the ODM to us once we ship the product to a retailer. We believe that our asset-light business model fosters efficient operations with a low fixed-cost structure; coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. We believe that through these efficiencies, we are able to offer consumers high quality products at affordable prices. While the Coronavirus Disease 2019 (“COVID-19”) pandemic resulted in supply chain disruptions and delayed product availability, by the end of 2021 our inventory levels returned to more normal levels.
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
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended September 30, 2022, our Smart TV Shipments totaled 1.2 million, a 15% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At September 30, 2022, SmartCast Active Accounts were 16.6 million, representing a 15% year-over-year increase. This metric excludes approximately 3.7 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. For the three months ended September 30, 2022, Total VIZIO Hours were 8.1 billion, representing an 11% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. For the three months ended September 30, 2022, SmartCast Hours were 4.2 billion, representing a 17% year-over-year increase.

SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at September 30, 2022 was $27.69, representing a 39% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended September 30, 2022 to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021
	(In millions, except SmartCast ARPU)
Smart TV Shipments	1.2	1.4
SmartCast Active Accounts	16.6	14.4
Total VIZIO Hours	8,129	7,320
SmartCast Hours	4,243	3,620
SmartCast ARPU	$27.69	$19.89
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.
Adjusted EBITDA
We define Adjusted EBITDA as total net income (loss) before interest income, net, other income (expense), net, provision for income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
For the three months ended September 30, 2022, our net income increased to $2.0 million from a net loss of $18.6 million for the same period in the prior year, and Adjusted EBITDA decreased $6.7 million, or 29%, year-over-year. For the nine months ended September 30, 2022, net loss was $6.7 million compared to a net loss of $29.2 million for the same period in the prior year, and Adjusted EBITDA decreased to $32.6 million, or 64%, year-over-year.
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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited, in millions)
Net income (loss)	$2.0	$(18.6)	$(6.7)	$(29.2)
Adjusted to exclude the following:
Interest income, net	(0.4)	(0.1)	(0.4)	(0.2)
Other income (expense), net	(0.1)	—	0.6	0.2
Provision for income taxes	3.2	4.1	2.3	19.6
Depreciation and amortization	1.0	0.7	2.8	2.0
Share-based compensation	11.0	37.3	34.0	97.9
Adjusted EBITDA	$16.7	$23.4	$32.6	$90.3
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, effects of the COVID-19 pandemic, the conflict in Ukraine, inflation, rising interest rates, foreign currency fluctuations, decreased purchases of our Smart TVs or soundbars by our retail partners and lower consumer spending. In order to manage our cost structure we have begun seeking opportunities to reduce the growth of our expenses primarily through slower hiring. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
The full extent to which these macroeconomic and geopolitical conditions impact our business is difficult to predict. Such impacts include, but are not limited to, supply chain and logistical challenges, reduced consumer demand for our devices, less engagement on our platform. and an industry-wide slowdown in advertising spending. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Factors Affecting Performance
Device
Ability to sell more devices
Selling more devices is integral to our strategy of growing SmartCast Active Accounts, increasing engagement, and expanding advertising monetization opportunities, all of which we believe will ultimately lead to higher SmartCast ARPU. There are a variety of factors that drive the sales of our devices, including our sales and marketing efforts, the quality of our products, new product introductions, effective supply chain management and relationships with retailers. For example:
•We have introduced several new products that have had a favorable impact on our revenue and operating results, such as the introduction of our new line of Smart TVs and sound bars in 2022. We expect that introducing products that both stimulate demand and resonate with consumers will drive our sales growth and expand our market share.
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
Cost of goods sold
Device cost of goods sold
Device cost of goods sold primarily represents the prices for finished goods that we negotiate and pay to manufacturers and logistics providers for Smart TVs and other devices. The costs for finished goods paid to manufacturers include raw materials, manufacturing, overhead and labor costs, third-party logistics costs, shipping costs, customs and duties, license fees and royalties paid to third parties, recycling fees, insurance and other costs. Device cost of goods sold will vary with volume and is based on the cost of underlying product components and negotiated prices with the manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet consumer demand, inflation and geopolitical events. We expect these costs to continue to fluctuate in the future.
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
Non-operating income (expense), net
Non-operating income (expense), net consists of interest income, net including interest earned on our financial institution deposits and interest expense on our credit facility and other income (expense), net relating to activities not related to recurring operations.
Provision for income taxes
Our provision for income taxes consists of income taxes in the United States and related state jurisdictions in which we do business. Our effective tax rate will generally approximate the U.S. statutory income tax rate plus the apportionment of state income taxes based on the portion of taxable income allocable to each state. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense.
Should actual events or results differ from our current expectations, charges or credits to our provision for income taxes may become necessary.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited, in millions)
Net revenue:
Device	$307.0	$502.5	$987.9	$1,291.6
Platform+	128.0	85.8	341.4	203.5
Total net revenue	435.0	588.3	1,329.3	1,495.1
Cost of goods sold:
Device	305.8	476.9	974.8	1,185.7
Platform+	49.1	28.5	127.7	60.3
Total cost of goods sold	354.9	505.4	1,102.5	1,246.0
Gross profit:
Device	1.2	25.6	13.1	105.9
Platform+	78.9	57.3	213.7	143.2
Total gross profit	80.1	82.9	226.8	249.1
Operating expenses:
Selling, general and administrative	54.8	79.9	167.5	208.4
Marketing	8.8	8.1	31.3	22.4
Research and development	10.8	8.8	29.4	25.9
Depreciation and amortization	1.0	0.7	2.8	2.0
Total operating expenses	75.4	97.5	231.0	258.7
Income (loss) from operations	4.7	(14.6)	(4.2)	(9.6)
Interest income, net	0.4	0.1	0.4	0.2
Other income (expense), net	0.1	—	(0.6)	(0.2)
Total non-operating income (expense)	0.5	0.1	(0.2)	—
Income (loss) before income taxes	5.2	(14.5)	(4.4)	(9.6)
Provision for income taxes	3.2	4.1	2.3	19.6
Net income (loss)	$2.0	$(18.6)	$(6.7)	$(29.2)

The following table sets forth the components of our condensed consolidated statements of operations as a percent of total net revenues for each of the periods presented(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenue:
Device	71%	85%	74%	86%
Platform+	29%	15%	26%	14%
Total net revenue	100%	100%	100%	100%
Cost of goods sold:
Device	70%	81%	73%	79%
Platform+	11%	5%	10%	4%
Total cost of goods sold	82%	86%	83%	83%
Gross profit:
Device	—%	4%	1%	7%
Platform+	18%	10%	16%	10%
Total gross profit	18%	14%	17%	17%
Operating expenses:
Selling, general and administrative	13%	14%	13%	14%
Marketing	2%	1%	2%	1%
Research and development	2%	1%	2%	2%
Depreciation and amortization	—%	—%	—%	—%
Total operating expenses	17%	17%	17%	17%
Income (loss) from operations	1%	(2)%	—%	(1)%
Interest income, net	—%	—%	—%	—%
Other income (expense), net	—%	—%	—%	—%
Total non-operating income (expense)	—%	—%	—%	—%
Income (loss) before income taxes	1%	(2)%	—%	(1)%
Provision for income taxes	1%	1%	—%	1%
Net income (loss)	—%	(3)%	(1)%	(2)%
(1) Totals may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021
Net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$307.0	$502.5	$(195.5)	(39)%	$987.9	$1,291.6	$(303.7)	(24)%
Platform+	128.0	85.8	42.2	49%	341.4	203.5	137.9	68%
Total net revenue	$435.0	$588.3	$(153.3)	(26)%	$1,329.3	$1,495.1	$(165.8)	(11)%
Device net revenue
Device net revenue decreased $195.5 million, or 39%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in Device net revenue was primarily due to a 24% decrease in total Device units shipped and a 20% decrease in our total Device average unit price. Shipments of both Smart TVs and sound bars decreased compared to the same period in 2021. The decline in average unit price was primarily driven by more competitive pricing for Smart TVs.

Device net revenue decreased $303.7 million, or 24%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in Device net revenue was primarily due to a 13% decrease in our total Device average unit price and a 12% decrease in total Device units shipped. The decline in average unit price was primarily driven by more competitive pricing for Smart TVs partially offset by higher average unit price for sound bars. Shipments of both Smart TVs and sound bars decreased compared to the same period in 2021.
Platform+ net revenue
Platform+ net revenue increased $42.2 million, or 49%, for the three months ended September 30, 2022, as compared to the same period in 2021. The increase in Platform+ net revenue was due to an increase in advertising revenue of $31.2 million, or 47%, from $65.9 million, and an increase in non-advertising revenue of $11.0 million, or 55% from $19.9 million primarily due to higher data licensing and content distribution revenue. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and expansion in direct advertising relationships.
Platform+ net revenue increased $137.9 million, or 68%, for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in Platform+ net revenue was due to an increase in advertising revenue of $105.3 million, or 71% from $148.5 million, and an increase in non-advertising revenue of $32.6 million, or 59% from $55.1 million primarily due to higher data licensing revenue. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and expansion in direct advertising relationships.
Cost of goods sold, gross profit and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$305.8	$476.9	$(171.1)	(36)%	$974.8	$1,185.7	$(210.9)	(18)%
Platform+	49.1	28.5	20.6	72%	127.7	60.3	67.4	112%
Total cost of goods sold	$354.9	$505.4	$(150.5)	(30)%	$1,102.5	$1,246.0	$(143.5)	(12)%
Gross profit:
Device	$1.2	$25.6	$(24.4)	(95)%	$13.1	$105.9	$(92.8)	(88)%
Platform+	78.9	57.3	21.6	38%	213.7	143.2	70.5	49%
Total gross profit	$80.1	$82.9	$(2.8)	(3)%	$226.8	$249.1	$(22.3)	(9)%
Gross margin:
Device gross margin	0.4%	5.1%			1.3%	8.2%
Platform+ gross margin	61.6%	66.8%			62.6%	70.4%
Total gross margin	18.4%	14.1%			17.1%	16.7%
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $171.1 million, or 36%, for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to fewer Smart TVs and sound bars shipments as well as lower Smart TV average cost per unit. Device gross margin decreased to 0.4% for the three months ended September 30, 2022, as compared to 5.1% in the same period in 2021, due to decreases in gross margins for both Smart TVs and sound bars due primarily to more competitive pricing.
Device cost of goods sold decreased $210.9 million, or 18%, for the nine months ended September 30, 2022, as compared to the same period in 2021, due to fewer Smart TVs and sound bars shipments as well as lower Smart TV average cost per unit. Device gross margin decreased to 1.3% for the nine months ended September 30, 2022, as compared to 8.2% in the same period in 2021, due to decreases in gross margins for both Smart TVs and sound bars due primarily to more competitive pricing.
Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $20.6 million, or 72%, for the three months ended September 30, 2022, as compared to the same period in 2021. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory and third-party cloud service costs. Platform+ gross margin decreased to 61.6% for the three months ended September 30, 2022, as compared to 66.8% in the same period in 2021.

Platform+ cost of goods sold increased $67.4 million, or 112%, for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs and third-party cloud services. Platform+ gross margin decreased to 62.6% for the nine months ended September 30, 2022, as compared to 70.4% in the same period in 2021.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$54.8	79.9	$(25.1)	(31)%	$167.5	208.4	$(40.9)	(20)%
Marketing	8.8	8.1	0.7	9%	31.3	22.4	8.9	40%
Research and development	10.8	8.8	2.0	23%	29.4	25.9	3.5	14%
Depreciation and amortization	1.0	0.7	0.3	43%	2.8	2.0	0.8	40%
Total operating expenses	$75.4	$97.5	$(22.1)	(23)%	$231.0	$258.7	$(27.7)	(11)%
Selling, general and administrative
Selling, general and administrative expenses decreased $25.1 million, or 31%, for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to a $25.4 million decrease in share-based compensation expense.
Selling, general and administrative expenses decreased $40.9 million, or 20%, for the nine months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to lower share-based compensation expense of $63.7 million, offset by increases in personnel costs as we grow our Platform+ business.
Marketing
Marketing expenses increased $0.7 million, or 9%, for the three months ended September 30, 2022, as compared to the same period in 2021, and increased $8.9 million, or 40% for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher merchandising and media costs.
Research and development
Research and development expenses increased $2.0 million, or 23% for the three months ended September 30, 2022, as compared to the same period in 2021, and increased $3.5 million, or 14% for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher engineering personnel costs.
Depreciation and amortization
Depreciation and amortization expense increased $0.3 million, or 43%, for the three months ended September 30, 2022 as compared to the same period in 2021, and increased $0.8 million, or 40% for the nine months ended September 30, 2022 as compared to the same period in 2021, due to additional office equipment and information technology infrastructure to accommodate the growth in our workforce.
Non-operating (expense) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Interest income, net	$0.4	$0.1	$0.3	NM	$0.4	$0.2	$0.2	NM
Other income (expense), net	0.1	—	0.1	NM	(0.6)	(0.2)	(0.4)	NM
Total non-operating income (expense), net	$0.5	$0.1	$0.4	NM	$(0.2)	$—	$(0.2)	NM
_________________________
NM-Not meaningful

Interest income, net increased $0.3 million for the three months ended September 30, 2022 as compared to the same period in 2021, and increased $0.2 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due higher interest rates earned on our cash and cash equivalents and short-term investments.

Other income (expense), net for the three months ended September 30, 2022 was not material. Other income (expense), net decreased $0.4 million for the nine months ended September 30, 2022, reflecting an unrealized loss on equity investments due to a change in fair value.
Provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Unaudited, in millions except percentages)
Provision for income taxes	$3.2	$4.1	$(0.9)	(22)%	$2.3	$19.6	$(17.3)	(88)%
Effective tax rate	61%	(28)%			(51)%	(206)%
We recorded a tax provision of $3.2 million, resulting in an effective tax rate of 61%, and $4.1 million, resulting in an effective tax rate of (28)%, for the three months ended September 30, 2022, and September 30, 2021, respectively. We recorded a tax provision of $2.3 million, resulting in an effective tax rate of (51)%, and $19.6 million, resulting in an effective tax rate of (206)%, for the nine months ended September 30, 2022 and September 30, 2021, respectively. For the three and nine months ended September 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $0.7 million and $4.1 million, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the nine months ended September 30, 2022 includes a net income tax benefit of $2.0 million for discrete items primarily due to excess tax benefits relating to share-based compensation.
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
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents and short-term investments of $325.0 million and $331.6 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions, including the effects of the impact of the COVID-19 pandemic. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based either on LIBOR, LIBOR successor rate, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants and matures in April 2024. For the three and nine months ended September 30, 2022, there were no borrowings from or amounts outstanding under this credit facility and we were in compliance with all debt covenants.
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited, in millions)
Net cash provided by operating activities	$7.8	$75.7
Net cash used in investing activities	(72.2)	(3.8)
Net cash (used in) provided by financing activities	(1.3)	97.3
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)
Net (decrease) increase in cash and cash equivalents	$(65.7)	$168.2
Cash flows from operating activities
Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the nine months ended September 30, 2022, net cash provided by operating activities was $7.8 million, consisting of a net loss of $6.7 million adjusted for non-cash expenses of $36.9 million. Changes in operating assets and liabilities represented a $22.4 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties, higher inventory partially offset by lower accounts receivable and prepaid and other current assets.
For the nine months ended September 30, 2021, net cash provided by operating activities was $75.7 million, consisting of net loss of $29.2 million adjusted for non-cash expenses of $101.3 million. Changes in operating assets and liabilities represented a $3.6 million source of cash, primarily driven by changes in working capital, including an increase in accounts payable due to related parties and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued royalties and increases in other current assets, inventories, and income taxes receivables.
Cash flows from investing activities
For the nine months ended September 30, 2022 our net cash used in investing activities was $72.2 million due to the purchase of short-term investments in treasury bills and the purchase of property and equipment to support our growing organization. For the nine months ended September 30, 2021, our net cash used in investing activities was $3.8 million due to the purchase of property and equipment to support our growing organization.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and internally developed software, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash used in financing activities was $1.3 million for the nine months ended September 30, 2022, and was primarily related to cash used to pay withholding taxes on behalf of employees offset by proceeds received from the exercise of employee stock options.
Our net cash provided by financing activities was $97.3 million for the nine months ended September 30, 2021 and is due to the net proceeds of approximately $144.9 million from our IPO and $6.7 million from the exercise of stock options, offset by cash payments of $53.9 million for tax payments related to employee stock based awards withheld upon vesting and of $0.6 million for accumulated dividends on our Series A convertible preferred stock.

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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $43.7 million for all historical product sales as of September 30, 2022. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of September 30, 2022, we expect our future payments to total $19.3 million, which amount we expect to pay over a period of one to five years.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K. There have been no significant changes to our risks during the nine months ended September 30, 2022.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are currently, and in the future may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. We believe that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on our business, financial condition, results of operations or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For information regarding legal proceedings in which we are involved, see “Legal Matters” in Note 11 and the entirety of Note 15 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors.
RISK FACTORS
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the unaudited condensed consolidated financial statements and all the other information in this Quarterly Report on Form 10-Q, before you decide to purchase any shares of our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the direct and indirect effects of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic, the conflict in Ukraine and other macroeconomic and geopolitical conditions that may impact the global business and economic environment. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.

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
•We depend on sales of our Smart TVs for a substantial portion of our total net revenue, and if the volume of these sales declines or is otherwise less than our expectations, we could lose market share or our Device revenue may not perform to the rate we expect and our business, financial condition and results of operations may suffer.
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
•If we do not effectively maintain and further develop our device sales channels, including developing and supporting our retail sales channels, or if any of our retailers experience financial difficulties or fail to promote our devices, our business may be harmed.

•We depend on a limited number of manufacturers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations, we may be unable to keep up with retailer and consumer demand for our devices and could lose market share and revenue, and our reputation, brand and business would be harmed.
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
In order to sell devices that have a declining purchase price while maintaining our Device gross margin, we need to continually reduce device and sourcing costs. To manage sourcing costs, we collaborate with our third-party manufacturers to attempt to engineer cost-effective designs for our devices. In addition, we rely on our third-party manufacturers to manage the prices paid for components used in our devices, especially key components such as LCD and OLED panels. We must also manage our logistics and other costs to reduce overall device costs. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or declining prices. We cannot guarantee that we will be able to achieve any or sufficient cost reductions to enable us to reduce the price of our devices to remain competitive without margin declines, which could be significant. In addition, macroeconomic effects arising from the COVID-19 pandemic and the conflict in Ukraine (such as rising fuel prices, inflation, foreign currency fluctuations), new COVID-19 variants and lockdown measures implemented in China in the first half of 2022, and geopolitical events in Asia have contributed to global supply chain and logistics challenges and could result in future inventory shortages or cost increases. In particular, our business would likely be impacted by disruptions to supply chain that could result from escalating tensions or potential conflicts in the region surrounding the Taiwan Strait. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could adversely affect our overall device costs and Device gross margin.
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
We depend on sales of our Smart TVs for a substantial portion of our total net revenue, and if the volume of these sales declines or is otherwise less than our expectations, we could lose market share or our Device revenue may not perform to the rate we expect and our business, financial condition and results of operations may suffer.
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 66% and 77% of our net revenue for the nine months ended September 30, 2022 and 2021, respectively. A decline in the volume of sales, whether due to macroeconomic conditions including inflation, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations.
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
We compete in rapidly evolving and highly competitive markets, and with existing competitors whose size and resources may allow them to compete more effectively than we can. We expect intense competition to continue as existing competitors introduce new and more competitive offerings alongside their existing devices and services, and as new market entrants introduce new devices and services into our markets. Many of our competitors have greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among some categories of consumers and greater economies of scale. In addition, some of these competitors have long-term relationships with many of our retailers.
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
Our Platform+ offerings compete both to be the entertainment hub of consumers’ homes and for advertising spend. We expect advertising spend to continue to shift from linear TV to connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung, as well as connected devices such as Roku, Amazon Fire TV Stick and Apple TV and traditional cable operators, which may provide their own streaming services. We compete for advertising spend with these competitors as well as with OTT streaming services such as Hulu and YouTube TV, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. Additionally, Netflix has launched and Disney+ has announced plans to launch, ad supported tiers, which may further increase competition. We compete with these devices and services in part on the basis of user experience and content availability, and if our competitors are able to develop features that enhance the user experience, offer applications that are not available on our Smart TVs, or secure rights or partnerships to content, including exclusive content, consumers may prefer their offerings to ours and our business may be harmed. In addition, we compete to attract and retain advertisers, and our competitors may offer more attractive alternatives to advertisers, such as larger audiences or better ad formats. Further, to the extent consumers who purchase a VIZIO Smart TV do not engage with our SmartCast operating system and instead use their Smart TV with one of our competitors’ solutions or for other purposes, our ability to generate Platform+ net revenue may be harmed.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $341.4 million and $203.5 million for the nine months ended September 30, 2022 and 2021, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our growth rate in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
Our future growth depends in part on our ability to expand the capabilities of our SmartCast operating system and to monetize those capabilities. SmartCast currently generates revenue from ad inventory on our home screen, WatchFree+ and certain other services on our operating system and, on a transactional basis, from certain subscription purchases and content transactions that occur on our operating system, including those made through our recently launched payment and subscription management solution, Vizio Account. To continue to grow our business, we intend to invest in interactive features for our Smart TVs such as personal communications, commerce and fitness and wellness. We may be unable to successfully develop these features and even when we do, consumers may not choose to engage with them. The failure to develop new features and functionalities for our SmartCast operating system that effectively engage consumers may harm our number of SmartCast Active Accounts, and the failure to monetize such innovations may harm our SmartCast ARPU. If we are unable to generate revenue from new features of our Smart TVs, our business, financial condition and results of operations may be harmed.

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
•the macroeconomic effects of the COVID-19 pandemic and the conflict in Ukraine, including supply chain issues and labor shortages, rising interest rates, foreign currency fluctuations, and lower consumer spending;
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses for the nine months ended September 30, 2022 and 2021, were $31.3 million and $22.4 million, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
Our ability to deliver more relevant advertisements to our consumers and to increase SmartCast’s value to advertisers depends in part on the collection of user engagement data, which may be restricted or prevented by a number of factors, including our ability to keep SmartCast Active Accounts engaged on ad-supported content instead of harder to monetize content, contractual restrictions on our ability to use data from certain streaming services, and consumers’ willingness to opt into the collection of their data. Our ability to grow SmartCast ARPU depends in part on our ability to shift SmartCast Hours towards services that we are better able to monetize.
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
During much of 2020 and early 2021, we experienced increased demand for our products due to the combined impact of stay at home orders and fiscal stimulus. However, as demand for televisions and home entertainment surged, supply chain and logistical partners operated at limited capacity, leading us to encounter reduced channel inventory levels and delayed product availability throughout 2021. While we replenished most of our channel inventory by early 2022, new COVID-19 variants and lockdown measures, including in China in 2022, as well as macroeconomic effects arising from the conflict in Ukraine, rising fuel prices, inflation and foreign currency fluctuations, have contributed to global supply chain and logistics challenges, increases in cost of materials and higher shipping and transportation rates. Additionally, we may face further supply chain challenges in the event of disruptions that could occur due to escalating tensions or potential conflicts in the region surrounding the Taiwan Strait. Such supply chain challenges may prevent us from meeting our product demand in the future, which could result in additional costs, inventory shortages, customer dissatisfaction, or may otherwise adversely impact our business, financial condition, and results of operations. Consumer demand for our devices may decrease as a result of heightened inflation, rising interest rates, and consumers having accelerated purchasing decisions during the beginning of the COVID-19 pandemic, which could adversely affect sales. In addition, as consumers increasingly pursue out-of-home activities and stay-at-home policies are lifted, growth in Total VIZIO Hours, SmartCast Hours and SmartCast Active Accounts has moderated, and may decrease in the future.
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
We are increasingly dependent on information systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-

used software and technology infrastructure) and there may be a rise in the threat, frequency and/or sophistication of cyber- attacks due to the recent geopolitical tensions, so we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
Some of our manufacturers of key components, including LCD and OLED panels, reside in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange and the allocation of resources. The Chinese government exercises significant control over China’s economic growth through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese manufacturers, which could harm our business through higher device costs, reduced availability or both. Additionally, new strains and outbreaks of the COVID-19 pandemic have led to government mandated shut downs in China in 2022, which led to the closure of ports and airports and disruption of commercial activity, and have impacted some of our manufacturers and may continue to impact them in the future.
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
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Our four largest retailers, measured by net revenue, accounted for 68% and 75% of our Device net revenue for the nine months ended September 30, 2022 and 2021, respectively. Moreover, Best Buy, Sam’s Club, Costco and Walmart each accounted for more than 10% of our Device net revenue for the years ended December 31, 2021, 2020, and 2019. Walmart, Sam’s Club and certain other entities purchasing from us are affiliates under common control, and while Walmart and Sam’s Club have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
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
We do not have internal manufacturing or testing facilities or capabilities, and all of our devices are manufactured, assembled, tested and packaged by third-party manufacturers, who are original design manufacturers (ODMs). Our manufacturers are, in turn, responsible for procuring or manufacturing the components used in the manufacturing of our devices from a limited number of suppliers. Our four largest manufacturers accounted for 91% and 90% of our inventory purchases for the nine months ended September 30, 2022 and 2021, respectively.

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
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers and their suppliers have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand; capacity constraints, including constraints due to, financial weakness of the manufacturer or their suppliers; inability of manufacturers or their suppliers to borrow funds in the credit markets; disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers; or problems faced during the transition to a new component supplier. These effects have been, and may continue to be exacerbated by certain macroeconomic conditions, including effects of the COVID-19 pandemic and the conflict in Ukraine, inflationary pressure, rising interest rates, labor shortages, and lingering supply chain issues. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
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
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, the COVID-19 pandemic caused an increase in logistics costs and delays in the performance of our logistics providers, resulting in shortages of our products in distribution channels, loss of market share and opportunities. While we replenished most of our channel inventory by early 2022, during the second half of 2022, macroeconomic effects arising from the COVID-19 pandemic and the conflict in Ukraine (such as rising fuel prices, inflation, foreign currency fluctuations), new COVID-19 variants and lockdown measures implemented in China in 2022, and geopolitical events in Asia have reignited concerns regarding global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could lead to new and persisting inventory shortages. Such failure by our logistics providers to perform as expected could harm our reputation, business, financial condition and results of operations.
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
We enter into agreements with all our content providers, which have varying terms and conditions, including expiration dates. Our agreements with content providers generally have terms of one to three years and can be terminated before the end of the term by the content provider under certain circumstances, such as if we materially breach the agreement, or occasionally without cause. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content providers on our streaming platform. We have in the past been unable and in the future may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain content from our streaming platform. The loss of any content from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content providers on terms favorable to us, or at all, if these content providers face problems in delivering their content across our platform, or if these content providers do not prioritize development applications for our platforms, then we may lose advertisers or consumers and our business may be harmed.
A small number of content providers represent a disproportionate amount of content consumed on our Smart TVs, and if we fail to monetize these relationships, directly or indirectly, our business, financial condition and results of operations may be harmed.
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform, and the terms and conditions of our relationships with content providers vary. However, revenue generated from our largest content provider across our platform was not material to our total net revenue during the three months ended September 30, 2022, and we do not expect a material amount of revenue from our largest content provider for the foreseeable future. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.

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
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets if we or our partners violate these laws or the laws are amended to restrict our ability to do business internationally. The United States and various foreign governments have imposed controls, license requirements and restrictions on the import or export of some technologies, including devices and services. Our devices are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and our business activities are subject to various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. These laws and regulations have in the past impacted, and we expect in the future will impact, our business, and any future changes in laws, regulations, policies or trade relations could harm our business. Exports and other transfers of our devices, technologies and services must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of devices and services to countries, governments, and persons subject to U.S. sanctions. Even though we attempt to ensure that we, our retailers and partners comply with the applicable export, sanctions and import laws, including preventing our devices from being provided to sanctioned persons or sanctioned countries, we cannot guarantee full compliance by all. Actions of our retailers and partners are not within our complete control, and our devices could be re-exported to those sanctioned persons or countries, or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. Any such potential violation could have negative consequences, including government investigations and/or penalties, and our reputation, brand and revenue may be harmed.

Further, any government enforcement action may harm our business, financial condition and results of operations. If we are subject to any sanctions, penalties or restrictions by governmental agencies, or if we do not prevail in any possible governmental civil or criminal litigation matter in the future, our business, financial condition and results of operations may be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional service fees, and our reputation and brand may be harmed.
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
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California has adopted the California Consumer Privacy Act (CCPA), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required, and may in the future require, us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (CPRA), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply prior to the 2023 effective date. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA); on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA); on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (UCPA); and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (CPOMA), all of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The CDPA, CPA, UCPA, and CPOMA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective on January 1, 2023, July 1, 2023, December 31, 2023 and July 1, 2023, respectively. The CDPA, CPA, UCPA and CPOMA, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
The costs of compliance with, and the other burdens imposed by, these and other laws, regulations, standards, practices, contractual obligations or other obligations may be costly and onerous, which in turn may prevent us from offering or selling our devices or existing or planned features, products, or services, or may increase the costs of doing so, and may affect our ability to invest in or jointly develop devices or services. Such new laws and regulations, or new interpretations of laws and regulations, also may cause us to find it necessary or appropriate to change our business practices. We may be unable to change our business practices in a timely or cost-effective manner or at all, and doing so may harm our financial performance. Some of our competitors may have more access to lobbyists or governmental officials and may use such access to effect statutory or regulatory changes in a manner to commercially harm us while favoring their solutions. In addition, a determination by a court or government agency that any of our practices, or those of our agents, do not meet applicable standards could result in liability, or negative publicity, and may harm our business, financial condition and results of operations.
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
In February 2017, we stipulated to the entry of a judgment in federal district court with, and paid certain penalties to, the Federal Trade Commission, the New Jersey Attorney General, and Director of the New Jersey Division of Consumer Affairs to settle alleged violations of Section 5 of the Federal Trade Commission Act and New Jersey Consumer Fraud Act (the Order). The Order requires us to provide additional notices (separate and apart from our privacy policies) to consumers when our devices are collecting viewing data under the Order. VIZIO devices connected to the internet may only collect viewing data from devices whose users have expressly consented to this practice, after receiving notice of the collection, use and sharing of viewing data, and we must provide instructions on how consumers may revoke such consent for our devices.
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
The cost of complying with recycling programs varies based on differing laws across jurisdictions and factors such as market-share and state-wide collection goals, which can be difficult for us to accurately predict. Most of the states with television recycling programs assess fees based upon weight of the units recycled, by market share or a combination of the two. Some states also impose a charge on us for the cost of recycling televisions and other consumer electronic products manufactured by other companies, usually based upon our current television market share. This includes orphaned televisions, which are predominately based on older, heavier CRT technology. We expect our expenses for compliance with recycling programs to be between approximately $6 million and $10 million each year, and if our sales or market share increases, the future cost of complying with the existing recycling programs could increase. Changes to laws regulating electronics recycling programs could increase our operational costs for funding these programs and result in increased regulatory oversight and a larger administrative burden. If more states adopt similar recycling plans, our costs of compliance and associated administrative burden will grow. Currently, we do not pass these costs on to our manufacturers and we may have a limited ability to pass these costs along to our retailers. If states offer consumer incentives for the return of televisions to recycling facilities, which has occurred in the past, our costs could increase unexpectedly. If the costs of compliance with these recycling programs increase beyond our estimates, our margins would be reduced and our business, financial condition and results of operations would be harmed. We believe that we are currently in compliance, and will be able to continue to comply, with such existing and emerging requirements; however we have in the past and may in the future experience disputes with such state or local authorities, and if we are found to not be in compliance with any present and future regulations, we could become subject to additional fines and liabilities or prohibitions on sales of our Smart TVs, or could otherwise jeopardize our ability to conduct business in the jurisdiction in which we are not compliant, which in turn may harm our business, financial condition and results of operations.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate, a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period, which is currently not applicable to us but may be in the future. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, our cash tax liability may increase in 2022; however, we do not anticipate any material change to our effective tax rate. Certain provisions of the Tax Act were modified by legislation enacted in March 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and the impact of both the Tax Act and the CARES Act is subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Further, the Inflation Reduction Act of 2022 (the IRA) will become effective beginning in 2023. We do not currently expect that the IRA will have a material impact on our income tax liability. In addition, the Organisation for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
We license certain intellectual property, including patents and technology, from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our devices or inhibit our ability to commercialize future devices. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing may harm our competitive position, business, financial condition and results of operations.
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
The shares beneficially owned by Mr. Wang (including shares over which he has voting control) represent a majority of the voting power of all our shares. As a result, for the foreseeable future, Mr. Wang will be able to control matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major transaction requiring stockholder approval. Mr. Wang may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: November 9, 2022	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)