Form 10-K
period 2022-12-31
Vizio Holding Corp.
filed 2023-03-01
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $6.82 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $744.4 million. Shares of common stock beneficially owned by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2023 there were 118,511,897 shares of the registrant’s Class A common stock outstanding, 76,814,638 shares of the registrant’s Class B outstanding, and no shares of the registrant’s Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•our expectations regarding future financial and operating performance, including with respect to our Device business and the growth of our Platform+ business;
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
•geopolitical events and volatile market conditions, including lingering effects from the impact of the COVID-19 pandemic that may affect manufacturing, supply chain and logistics;
•macroeconomic conditions, recessionary fears and rising interest rates that may reduce consumer discretionary spending;
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
SmartCast: VIZIO’s proprietary Smart TV operating system. The software platform where consumers can access VIZIO’s WatchFree+ as well as a wide array of third-party OTT apps (e.g. Amazon Prime Video, Apple TV+, discovery+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV).
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
Our broad Smart TV portfolio is designed to target specific consumer segments and their preferences for high picture quality, powerful processing and video performance, smart capabilities, a wide variety of content, streamlined connectivity and a stylish, modern industrial design.
Our broad collection of high-performance sound bars delivers the home theater experience with immersive sound, powerful performance and modern designs optimized to fit the user’s room and television size. Our sound bars are voice assistant ready and include Bluetooth to allow consumers to easily pair and stream music by voice command or from their mobile device or personal computer, and every sound bar includes clear, quick-start instructions, mounting guides and common cables necessary for set-up, improving the out-of-box experience and reducing support calls.
Platform+
Platform+ is comprised of SmartCast, our award-winning Smart TV operating system that enables our fully integrated entertainment solution, and Inscape, which powers our data intelligence and services.
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
Inscape is our ACR technology which is able to identify the content displayed on the screen of our Smart TVs, tracking viewing data, regardless of input source. We aggregate this data to increase transparency and enhance targeting abilities for our advertisers, while adhering to our strict consumer privacy policies. The data we collect allows us to monetize our own ad inventory and provides the potential for a better user experience through more relevant advertisements and content recommendations. We also license a portion of this data to measurement companies, advertising agencies and other media and ad-tech companies.
The VIZIO Value Proposition
Consumers
For consumers, we deliver a premium and interactive entertainment experience at an affordable price. We offer a large portfolio of Smart TVs and sound bars ranging in size, features and price to generate broad market appeal. Our SmartCast operating system provides many of the leading streaming apps and, by aggregating consumer viewing data, offers personalized recommendations through an easy-to-use interface. Together, our Smart TVs and SmartCast operating system create an immersive and individualized entertainment experience.
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

Content Providers
For content providers, our large base of Smart TVs that are in millions of homes across the United States provides an additional avenue to increase viewership and subscriptions. SmartCast enables them to reach a growing audience that is shifting away from linear TV. VIZIO Account provides consumers with a centralized payment and subscription management system that allows for a seamless way to subscribe to streaming services. We facilitate a win-win relationship with our content providers by acting as another distribution channel for their content. Our WatchFree+ provides an avenue for content providers to gain additional viewership and increase monetization opportunities. Additionally, our homepage serves as valuable real estate for content providers to promote new shows in order to drive engagement on their platforms.
Advertisers
For advertisers, we offer truly incremental reach to linear TV advertising, as many VIZIO consumers either do not connect a cable or satellite box to their Smart TVs, or supplement their linear TV viewing with streaming content. Additionally, our ACR and DAI capabilities allow for more targeted advertising, including for those consumers who view linear TV on our Smart TVs. The combination of our significant reach, ability to target ads and data insights improve advertisers’ return on investment.
Our Technology
We are focused on providing the best consumer experience and powerful solutions for content providers and advertisers to reach a broad and engaged audience. We have developed an array of technologies that seamlessly integrate our hardware and software. Our integrated offerings allow us to provide exceptional value for consumers, retailers, content providers and advertisers.
SmartCast
Our application experiences are powered by a vast media library brought together by the SmartCast operating system. Through feed ingestion, content matching and metadata merging services, the SmartCast home page aggregates content from major third-party OTT apps and our free, ad-supported streaming service, WatchFree+, to enable a content-centric user experience. SmartCast then leverages user data and behavior to optimize recommendations and search results using AI.
Automatic Content Recognition
We offer a cutting edge, screen-embedded ACR technology that increases transparency and enhances targeting abilities for advertisers on our platform. We also license our data to measurement companies, advertising agencies, media and ad tech companies. Our ACR technology leverages viewing data from millions of VIZIO Smart TVs to help content providers and advertisers understand their audiences.
Hardware and Chipsets
Our approach to picture quality, including our use of advanced design and our own algorithms, creates high-quality panels and give us a competitive advantage in the market when it comes to user experience. We continue to invest in these technologies that power our high-performing TV picture quality, including product design and specifications of LCD Panels, LED backlights, chipsets, software and Quantum Dot Films.
Research and Development
We are passionate about designing cutting-edge products that drive consumer demand and enhance our brand. We believe that our future success depends, in part, upon our ability to continue to develop innovative new products, make enhancements to our existing products, and improve functionality and ease of use. We continue to employ a consumer-focused design approach by providing innovative products that respond to, anticipate and even drive consumer desires for enhanced picture quality, audio quality, functionality, design and ease of use.
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
Manufacturing, Logistics and Fulfillment
While all of our products are designed in California, we outsource manufacturing to a diversified base of manufacturers including BOE, Foxconn, Innolux, KIE, Tonly, TPV and Zylux, which purchase components and assemble our Smart TVs, sound bars and other entertainment products in facilities in China, Mexico, Taiwan, Thailand and Vietnam. The parts for our products are procured directly by our manufacturers. We utilize our business planning team to obtain competitive pricing on certain components, and we leverage our manufacturers’ volume purchases for best pricing on common parts. Televisions, sound bars and accessories are typically manufactured and packaged for retail sale and shipped via ocean freighter from our manufacturers in Asia and by trucks from our manufacturers in Mexico to logistics hubs. From the hubs, our devices are shipped using our logistics network of hubs and carriers to more than 250 destinations. We typically take ownership of the products directly from these logistics hubs, and our logistics team manages this process as we deliver the products to our retailers. We utilize a vendor-managed inventory strategy that allows us to reduce costs across the supply chain and improve inventory flexibility.
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
Our in-store retail merchandising strategy focuses on engaging consumers with point of purchase displays that showcase the picture and audio quality of our products and explain the benefits of our Smart TVs’ smart capabilities, technologies and features. We believe our merchandising strategy helps streamline the final purchase decision with simple, consistent messaging at the point of sale, including packaging, fact tags, and other item level signage. Our merchandising programs are designed to target the key demographics of the shoppers in each channel and are optimized for effective deployment and compliance with retailers’ operations, from mass market to warehouse club to premium electronics retail environments.
Intellectual Property
Intellectual property is an important aspect of our business, and we seek protection for our intellectual property as appropriate. We rely upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our intellectual property and proprietary rights.
We own and utilize the trade name “VIZIO” and the VIZIO logo and trademark on all of our products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. As of December 31, 2022, we owned 644 active trademark registrations and applications throughout the world, including 44 active trademark registrations and applications in the United States.
As of December 31, 2022, we owned 351 issued patents and 90 pending, allowed or published but not yet issued patent applications in the United States, Australia, Brazil, Canada, Chile, China, France, Germany, Hong Kong, India, Japan, Mexico, Netherlands, New Zealand, South Korea and the United Kingdom. However, we cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. Our issued U.S. patents will expire between 2023 and 2041.
Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We receive such funding from the manufacturers either through direct reimbursement or payment of net purchase price. We cannot guarantee that we will be able to obtain such indemnities and reimbursements on favorable terms or at all.
Competition
We believe the principal competitive factors impacting the market for our devices are brand, price, features, quality, design, consumer service, time-to-market and availability. We believe that we compete favorably in these areas. The consumer electronics market in which we operate is highly competitive and includes large, well-established companies. Our Smart TVs face competition from large consumer electronics brands such as Amazon, Samsung, Sony, LG, Hisense, TCL and Onn, Walmart’s private-label brand. Our sound bars face competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn.
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
In addition to the Order, we are subject to numerous U.S. federal, state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, data security, content regulation, intellectual property, competition, consumer protection, payment processing, environmental matters including product chemical contents and packaging, taxation including advertising related taxation, and other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent with our current policies and practices in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in new and rapidly evolving industries.
The regulatory framework for data protection, privacy and information security is evolving rapidly. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law that significantly modifies the CCPA, the California Privacy Rights Act (CPRA) went into effect on January 1, 2023. Aspects of the CCPA, the CPRA and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, continue to evolve, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. On January 1, 2023 the Virginia Consumer Data Protection Act (CDPA) went into effect, the CDPA provides to Virginia consumers similar rights as those afforded under the CCPA and CPRA. Many other states have also passed privacy legislation that will soon go into effect, for example, on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA); on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (UCPA); and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (CPOMA), all of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The CPA, UCPA, and CPOMA will become effective on July 1, 2023, December 31, 2023, and July 1, 2023, respectively. The U.S. federal government also is contemplating federal privacy legislation. The CPA, UCPA, and CPOMA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective. The CDPA, CPA, UCPA, CPOMA and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our business, financial condition and results of operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters.”
Human Capital
At VIZIO, we consider our relationship with our employees to be of the utmost importance and we strive to develop talent and invest in our employees. As of December 31, 2022, we had over 900 full time U.S.-based employees. We have not experienced a labor-related work stoppage, and none of our employees are currently covered by a collective bargaining agreement. In our efforts to manage our human capital, we seek to identify, attract, and retain employees who are aligned with and will help us progress towards our mission.
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
Diversity, Equity, and Inclusion
Having a diverse and inclusive workplace is important to us. We believe that having a corporate culture of inclusivity and respect for others is vital to the overall success of our business. As of December 31, 2022, 60% of our Board of Directors was from underrepresented communities as defined by California AB 979, and 40% of our Board of Directors are women.
In 2022, we strived to foster and build an inclusive culture within the company. We hired an Employee Communications and Engagement Program Manager focused on initiating and coordinating activities to build better avenues for collaboration and improved employee communication by increasing our in-person activities, office footprint, and access to our office locations across the United States.
We also worked to celebrate diverse communities through our corporate marketing activities and employee communications including:
•highlighting Black History Month and Women’s History Month internally through employee communications;
•creating content campaigns through our Platform+ team to highlight diversity events throughout the year, including featuring On Demand collections on SmartCast for Black History Month, Women's History Month, Pride, Hispanic Heritage Month; and
•hosting several charitable initiatives, including food drives for local food banks at our Dakota Dunes location.
In 2022, we also laid the foundational groundwork for employee affinity groups and had home grown affinity groups for diversity, equity and inclusion. We are pleased to announce that in 2023 we are relaunching our women’s networking group and Employee Resource Group Strategy.
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
Sustainability
We understand the importance of sustainability and have taken steps to help mitigate our environmental impact. We operate an electronic waste recycling program that has been recognized multiple times by the United States Environmental Protection Agency. In 2022, our electronic waste recycling program partnered with a third-party certified recycler to divert over 28 million pounds of electronic waste from landfills. These pounds were either recycled or refurbished and resold following applicable legal requirements. In addition, in 2022 we had team members serving in leadership capacities within the electronics recycling arena including the E-stewards Leadership Council, Electronics Recycling Representative Organization, and Washington Materials Management & Financing Authority.
Corporate Information
We were incorporated in October 2002 as VIZIO, Inc., a California corporation. In March 2021, VIZIO, Inc. became a wholly-owned subsidiary of VIZIO Holding Corp., a Delaware corporation, through a holding company reorganization. Our principal offices are located at 39 Tesla, Irvine, California, and our telephone number is (949) 428-2525. We completed our initial public offering in March 2021 and our Class A common stock is listed on the New York Stock Exchange under the symbol “VZIO.” Unless the context requires otherwise, the words “VIZIO,” “we,” “Company,” “us” and “our” refer to VIZIO Holding Corp. and our wholly-owned subsidiaries.
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

Item 1A. Risk Factors
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before making a decision to invest in our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the macroeconomic and geopolitical conditions that may impact the global business and economic environment, including inflation and recessionary fears, geopolitical events, including the conflict in Ukraine and tensions in the region surrounding the Taiwan strait and lingering impacts of the COVID-19 pandemic. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
Risks Relating to Our Industry and Business
•Decreases in average selling prices of our Smart TVs and other devices may reduce our total net revenue, gross profit and results of operations, particularly if we are not able to reduce our expenses commensurately.
•We depend on sales of our Smart TVs for a substantial portion of our total net revenue, and if the volume of these sales declines or is otherwise less than our expectations, we could lose market share or our Device net revenue may not perform to the rate we expect and our business, financial condition and results of operations may suffer.
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
•Our net revenue and results of operations vary significantly from quarter to quarter due to a number of factors, including changes in demand for the devices we sell, including seasonal fluctuations reflecting traditional retailer and consumer purchasing patterns, which may lead to volatility in our stock price.
•An economic downturn, or economic uncertainty has and could continue to have adverse effects on consumer discretionary and advertising spending, which has and could continue to have adverse effects on demand for our products and our results of operations.
Risks Relating to Our Supply Chain, Content Providers and Other Third Parties
•A small number of retailers account for a substantial majority of our Device net revenue, and if our relationships with any of these retailers is harmed or terminated, or the level of business with them is significantly reduced, our results of operations may be harmed.
•If we do not effectively maintain and further develop our device sales channels, including developing and supporting our retail sales channels, or if any of our retailers experience financial difficulties or fail to promote our devices, our business may be harmed.
•We depend on a limited number of manufacturers and suppliers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations or availability or price fluctuations of key components from suppliers, we may be unable to keep up with retailer and consumer demand for our devices and could lose market share and revenue, and our reputation, brand and business would be harmed.

Risks Relating to Legal and Regulatory Matters
•We and our third-party service providers collect, store, use, disclose and otherwise process information collected from or about consumers of our devices. The collection and use of personal information subjects us to legislative and regulatory burdens, and contractual obligations, and may expose us to liability.
•A breach of the confidentiality or security of information we hold or of the security of the computer systems used in and for our business could be detrimental to our business, financial condition and results of operations.
Risks Relating to Financial and Accounting Matters
•We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.
Risks Relating to Intellectual Property
•Third parties may claim we are infringing, misappropriating or otherwise violating their intellectual property rights and we could be prevented from selling our devices, or suffer significant litigation expense, even if these claims have no merit.
Risks Relating to Ownership of Our Class A Common Stock
•The multi-class structure of our common stock has the effect of concentrating voting power with our Founder, Chairman and Chief Executive Officer, William Wang, and his affiliates, which will limit your ability to influence or direct the outcome of key corporate actions and transactions, including a change of control.
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
We sell the vast majority of our devices to various retailers that in turn sell our devices to the end consumer. In most situations, these retailers offer several brands of similar devices. The consumer’s decision on which brand to purchase can be impacted by a host of factors including price, and retailers will not purchase our devices from us if they are unable to sell them to consumers at a profit. In 2022, we experienced pressure as certain of our competitors lowered prices on their devices significantly, which had an adverse impact on our Device gross profit. As a result, if we are unable to offer devices to retailers at competitive prices, our business, financial condition and results of operations may be harmed.
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
In order to sell devices that have a declining purchase price while maintaining our Device gross margin, we need to continually reduce device and sourcing costs. To manage sourcing costs, we collaborate with our third-party manufacturers to attempt to engineer cost-effective designs for our devices. In addition, we rely on our third-party manufacturers to manage the prices paid for components used in our devices, especially key components such as LCD panels. We must also manage our logistics and other costs to reduce overall device costs. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or declining prices. We cannot guarantee that we will be able to achieve any or sufficient cost reductions to enable us to reduce the price of our devices to remain competitive without margin declines, which could be significant. In addition, macroeconomic effects such as inflation, volatile fuel prices, foreign currency fluctuations, impacts of COVID-19, such as the release of lockdown measures in China and corresponding rise in COVID-19 cases in early 2023, and geopolitical events in Asia have contributed to global supply chain challenges and could result in future inventory shortages or cost increases. In particular, our business would likely be impacted by disruptions to our supply chain that could result from escalating tensions or potential conflicts in the region surrounding the Taiwan Strait. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials and higher shipping and transportation rates, which could adversely affect our overall device costs and Device gross margin.
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
We depend on sales of our Smart TVs for a substantial portion of our total net revenue, and if the volume of these sales declines or is otherwise less than our expectations, we could lose market share or our Device net revenue may not perform to the rate we expect and our business, financial condition and results of operations may suffer.
A substantial portion of our total net revenue has been derived from the sale of Smart TVs. Sales of Smart TVs accounted for 66% and 76% of our net revenue for the years ended December 31, 2022 and 2021, respectively. A decline in the volume of sales, whether due to macroeconomic conditions including inflation, changes in consumer demand, changes in technology or consumer preferences, competition or otherwise would harm our business and results of operations more significantly than if our devices were more diversified across a greater variety of products and services. Sales declines may also result in the loss of market share or require us to reduce the prices of our Smart TVs, which may harm our results of operations.
Demand for our Smart TVs is affected by numerous factors, including the general demand for televisions, price competition and the introduction of new technological innovations. For example, demand is, in part, affected by the rate of upgrade of new televisions. We derived a significant percentage of our past total net revenue as a result of consumers purchasing Smart TVs to replace their existing televisions, upgrading standard-definition televisions to high-definition and 4K televisions, upgrading analog receivers to digital receivers, and other upgrades to newer technologies. We cannot guarantee that current or future technological upgrades, such as OLED televisions and televisions with greater color spectrum or operating system capabilities will result in similar adoption rates, or that content providers will provide the content necessary for such technological upgrades to fulfill their full potential for consumers. For example, there was a significant amount of time between when high-definition televisions were available and high-definition content for such televisions was prevalent, and there has been minimal content available and provided for 3D televisions and, currently, the broadcast technology ATSC 3.0 technology (“NextGen TV”) is being considered and implemented in some markets. Whether we enable ATSC 3.0 and other future technologies on our devices and the rate of adoption of those technologies may have an impact on whether or not consumers choose to buy and continue to use our Smart TVs. Furthermore, the rate of replacement with new televisions of older televisions may be affected by macroeconomic factors such as continuing uncertainty in the global economy, or a change in the prices of televisions. If consumers do not purchase new televisions, or purchase substitute or replacement televisions at a lower rate than during prior replacement cycles, this may harm our business, financial condition and results of operations.
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

Our failure to adequately anticipate changes in the industry and the market, and to develop attractive new devices, software or services, may reduce our future growth and profitability. Moreover, the development process can be lengthy and costly, and requires us to collaborate with our third-party manufacturers, software developers and their suppliers as well as our retailers well in advance of sales. We also depend on the availability of cloud infrastructure from third-parties and outages or disruptions to these services may adversely impact our ability to develop and deliver software or services. Technology and standards may change while we are in the development stage, rendering our devices obsolete or uncompetitive before their introduction. Our devices, which typically contain both hardware and software, may contain undetected bugs, errors or other defects or deficiencies that may not be discovered until after their introduction and shipment. We have in the past experienced bugs, errors or other defects or deficiencies in new devices and device updates and delays in releasing new devices, deployment options and device enhancements, and may have similar experiences in the future. In addition, we may encounter difficulties incorporating technologies and software into our devices in accordance with our retailers’ and consumers’ expectations, which in turn may negatively affect our retailer and consumer relationships, and our reputation, brand and revenue. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints, and some other applications that may be desirable to consumers are not currently available on our Smart TVs. If we fail to keep pace with rapid technological changes and changes in consumers’ needs or preferences, or to predict future consumer preferences, and to offer new devices, software or software updates to new or existing devices in response to such changes, our business, financial condition and results of operations may be harmed.
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
We compete primarily with established, well-known television manufacturers, established media entertainment device companies, as well as more recent entrants to the branded television market. In addition, one of our significant retailers, Walmart, sells its own brand of televisions and has chosen and may continue to choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. Our principal competitors include: Samsung, LG, TCL, and Hisense. We face sound bar competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn. Any reduction in our ability to place and promote our devices, or increased competition for available or desirable shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our devices.
Our Platform+ offerings compete both to be the entertainment hub of consumers’ homes and for advertising spend. We expect advertising spend to continue to shift from linear TV to connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung and LG, as well as other connected devices or operating systems such as Roku, Amazon Fire TV Stick and Apple TV and traditional cable operators, which may provide their own streaming services and compete for Connected TV advertising. We compete for advertising spend with these competitors as well as with OTT streaming services and content providers, such as Hulu, YouTube TV and Warner Bros. Discovery, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. Additionally, Netflix and Disney+ have launched ad supported tiers, which has further increased competition. We compete with these devices and services in part on the basis of user experience and content availability, and if our competitors are able to develop features that enhance the user experience, offer applications that are not available on our Smart TVs, or secure rights or partnerships to content, including exclusive content, consumers may prefer their offerings to ours and our business may be harmed. In addition, we compete to attract and retain advertisers, and our competitors may offer more attractive alternatives to advertisers, such as larger audiences or better ad formats. Further, to the extent consumers who purchase our Smart TVs do not engage with our SmartCast operating system and instead use our Smart TV with one of our competitors’ solutions or for other purposes, our ability to generate Platform+ net revenue may be harmed.
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
•the ability to obtain favorable pricing or allocations of key components from manufacturers or suppliers, including LCD panels, which are supplied for our devices to a significant extent by affiliates of our competitors;
•the ability to exert significant influence on sales channels;
•better access to prime shelf space at our retailers’ retail locations;
•broader distribution, including by selling devices internationally and more established relationships with retailers;
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
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, discovery+, Disney+, HBO Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of platforms, devices and content providers including Roku, AppleTV, Amazon and Google that provide broadband delivered digital content directly to a consumer’s television or mobile phone, including through casting technology or connected devices such as Amazon’s Fire TV Stick or Google’s Chromecast. Use of these technologies or devices with our Smart TVs, or a consumer’s choice to watch content on their phone instead of television, limits our ability to monetize our SmartCast platform. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung and from other forms of content and entertainment, such as social media platforms including TikTok and Instagram that consumers are more likely to engage with on their mobile phones, decreasing the time they spend watching television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.
If we are unable to provide a competitive entertainment offering through SmartCast, we may not maintain or increase SmartCast Active Accounts, SmartCast Hours and SmartCast ARPU as defined in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our business, financial condition and results of operations may be harmed.
Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $477.9 million and $308.7 million for the years ended December 31, 2022 and 2021, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future, for example although we experienced significant growth of 55% in Platform+ net revenue from fiscal year 2021 to 2022, this was not as high as the growth rate of Platform+ net revenue of 110% from 2020 to 2021, and our growth rate may decrease again in the future . Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
The success of our Platform+ business will depend on many factors, including our ability to increase the number of SmartCast Active Accounts, increase SmartCast Hours and hours spent on WatchFree+, and increase SmartCast ARPU. To do so, we must enhance our SmartCast operating system, develop innovative advertising products, maintain relationships with advertising purchasers and develop new offerings that add additional features and capabilities. In addition, any failure to grow our data licensing revenue through Inscape may harm our Platform+ business and results of operations. We have made significant investments in our Platform+ offerings and the technological capabilities of our Smart TVs, and we may not achieve positive returns on these investments.
In addition, inflationary pressure, recessionary fears and reduced consumer confidence in our current economic climate have caused and may continue to cause advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. These factors may have a negative impact on our Platform+ net revenue. The extent of the ongoing impact of these macroeconomic factors on the growth of our Platform+ business and on global economic activity more generally is uncertain and may adversely affect our business, operations and financial results.
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
Our future growth depends in part on our ability to expand the capabilities of our SmartCast operating system and to monetize those capabilities. SmartCast currently generates revenue from ad inventory on our home screen, WatchFree+ and certain other services on our operating system and, on a transactional basis, from certain subscription purchases and content transactions that occur on our operating system, including those made through our recently launched payment and subscription management solution, VIZIO Account. To continue to grow our business, we intend to invest in interactive features for our Smart TVs such as personal communications, including our recently launched photo-sharing feature VIZIOgram, commerce and fitness and wellness. We may be unable to successfully develop these features and even when we do, consumers may not choose to engage with them. The failure to develop new features and functionalities for our SmartCast operating system that effectively engage consumers may harm our number of SmartCast Active Accounts, and the failure to monetize such innovations may harm our SmartCast ARPU. If we are unable to generate revenue from new features of our Smart TVs, our business, financial condition and results of operations may be harmed.
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
•changes in demand for advertising we sell or data we license
•our ability to grow SmartCast Active Accounts and continue to develop our Platform+ offerings;
•changes in advertising and other marketing costs;
•aggressive pricing, marketing campaigns or other initiatives by our competitors;
•increases in the cost of the devices we sell due to the rising costs of key components such as LCD panels, chipsets and raw materials, particularly in Vietnam, China, Taiwan, Thailand and Mexico;
•costs of expanding or enhancing our supply base;
•changes and uncertainty in the legislative, regulatory and industry environment, including changes in tax laws, for us, our customers, our retailers or our manufacturers;
•the macroeconomic effects of inflation, recessionary fears, and geopolitical events, including supply chain issues and labor shortages, rising interest rates, foreign currency fluctuations and lower consumer spending;
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
Maintaining awareness of the VIZIO brand name in existing markets and developing and maintaining the VIZIO brand name are critical to achieving and maintaining widespread awareness of our Smart TV and other device and service offerings. The VIZIO name and brand image are integral to the growth of our business. Maintaining, protecting, promoting and positioning our brand will largely depend on the success of our marketing efforts and our ability to consistently provide high quality devices that continue to meet the needs of our retailers and consumers at competitive prices, our ability to maintain our retailers’ and consumers’ trust, and our ability to successfully differentiate our devices from competitive products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity or perception, our brand, business, financial condition and results of operations may be harmed. We also believe that brand recognition will continue to be a key factor in maintaining and expanding our retailer base and market position, strengthening our bargaining power with retailers, manufacturers and third-party service providers and growing our Platform+ offerings. Maintaining and enhancing our brand requires us to make substantial investments, and these investments may not achieve the desired goals. Marketing expenses for the years ended December 31, 2022 and 2021, were $41.1 million and $32.8 million, respectively. If we are unable to continue to promote, protect and strengthen the VIZIO brand, or if our brand fails to continue to be viewed favorably by our retailers or by consumers, we may not be successful in retaining existing retailers or consumers, or in attracting and acquiring new retailers and consumers, which may harm our business, financial condition and results of operations. Additionally, we compete for retailers and consumers, as well as for favorable device selections and cooperative advertising support from our retailers. Our retailers are often the first points of contact with consumers. Moreover, these retailers provide a significant amount of device advertising, which supplements our marketing spend or may decrease the amount that we are otherwise required to spend on marketing. If these retailers reduce or cease advertising our devices, we may need to increase our own sales and marketing expenses to create and maintain the same level of brand awareness among potential consumers.
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
The success of our SmartCast operating system depends in part on its interoperability with the applications of content providers in order to provide the channels and content that consumers want. We have no control over the development priorities of these third-party content providers and cannot be assured they will design their applications for our platform. If content providers do not develop or maintain applications for our SmartCast operating system, our business, financial condition and results of operations may be harmed. Additionally, we must continually certify our hardware and operating systems with applications from key content providers, including Netflix, YouTube, Amazon, Google and Apple. These certification standards may limit our ability to design our products and services in the way we believe is optimal, and failure to meet these certification standards would result in loss of availability of the relevant application on our Smart TVs, which could negatively impact our business.
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
We are dependent in part on our ability to monetize video ad inventory on WatchFree+ that we obtain from the publishers of ad-supported channels, and through our inventory share with certain AVOD services. We generate advertising revenue by selling ad inventory on our own services and through certain third-party AVOD services. We may fail to attract content providers for these services that generate a sufficient quantity or quality of ad-supported content hours on our streaming platform and continue to grow supply of quality video ad inventory. Our access to video ad inventory on our platform, including on WatchFree+ varies greatly. The amount, quality and cost of video ad inventory available to us can change at any time and we have recently observed slowed advertising spending in a variety of industries due to market conditions. Additionally, consolidations among content providers and changes in their advertising strategy may result in decreased advertising spend and inventory. If we are unable to grow and maintain a sufficient supply of quality video advertising inventory at reasonable costs to keep up with demand, we may not be able to increase our SmartCast ARPU and our business may be harmed.
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
Further, we operate in a highly competitive advertising industry and we compete for revenue from advertising with OTT platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. We also seek to grow our advertising sales by seeking early commitments from advertisers related to their expected advertising spend, known as Upfront commitments, and in some cases offer more competitive pricing in exchange for Upfront commitments. However, Upfront commitments are indications of expected adverting spending that are typically not fully binding, so the amount of money these advertisers spend with us may be more or less than what was originally committed. If advertisers spend significantly less than they indicated in their Upfront commitments, our ability to continue to grow our advertising revenue may be negatively impacted. If we are unable to increase our revenue from advertising by, among other things, maintaining or growing the market share for our Smart TVs, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. This competition may also be intensified by negative conditions in the global economy, which have caused advertisers to slow advertising spending. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business, financial condition and results of operations.
An economic downturn, or economic uncertainty has and could continue to have adverse effects consumer discretionary and advertising spending, which has and could continue to have adverse effects on demand for our products and our results of operations.
Our Smart TVs and sound bars are consumer discretionary items, and our Platform+ business is dependent on advertising spending. As such, our results of operations tend to be sensitive to changes in macroeconomic conditions, consumer confidence, employment levels, interest rates, inflation, tax rates, the availability and cost of credit, debt levels and fuel and energy costs.
Negative conditions in the global economy, including heightened inflation, rising interest rates and resulting credit constraints, foreign currency fluctuations, and reduced consumer confidence, impacts from geopolitical events such as the conflict in Ukraine and lingering effects of the COVID-19 pandemic, among other macroeconomic effects, have and may continue to depress consumer spending on discretionary items as well as advertising spending, which has and may continue to have an adverse impact on Smart TV Shipments, SmartCast Active Accounts, and gross profit. Such factors also have and may continue to cause advertisers in a variety of industries to reduce advertising spending and to either pause or slow campaigns which in turn creates increased competition for remaining advertising inventory, adversely affecting Platform+ gross profit. A sustained or worsened economic downturn or continued economic uncertainty may adversely affect demand for our Device and Platform+ products, and our business, financial condition and results of operations may be harmed. Changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or another global public health crisis, armed conflicts, or changes in diplomatic relations could further exacerbate macroeconomic conditions, depress consumer and advertising spending, and adversely affect our results of operations. The sensitivity of our Device and Platform+ businesses to macroeconomic events, economic cycles, and any related fluctuation in consumer confidence may harm our business, financial condition and results of operations if the current economic downturn and uncertainty persists.
Changes in consumer viewing habits could harm our business.
The manner in which consumers access streaming content is changing rapidly. As the technological infrastructure for internet access continues to improve and evolve, consumers will be presented with more opportunities to access video, music and games on-demand with interactive capabilities. Time spent on mobile devices is growing rapidly, in particular by young adults streaming content, including user-generated content on social media platforms such as TikTok and Instagram, as well as content from cable or satellite providers available live or on-demand on mobile devices. In addition, personal computers, streaming platforms, DVD players, Blu-ray players, gaming consoles and cable set-top boxes allow consumers to access streaming content. If other streaming or technology providers are able to respond and take advantage of changes in consumer viewing habits and technologies better than us, our business, financial condition and results of operations may be harmed.
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
The use of Automatic Content Recognition (“ACR”) technology to collect viewing behavior data is a developing industry and we may not compete in it successfully.
The utilization of viewing behavior data collected using ACR technology through Smart TVs to inform digital advertising and content delivery is a developing industry, and the technologies relating to and uses for this type of data that may be prevalent in the future remain uncertain. If the market for the use of this data does not develop in the way or at the level we expect, or if we are unable to successfully develop and monetize our Platform+ offerings or the viewing behavior data we collect, our growth prospects may be harmed.

Many factors may adversely affect the acceptance and growth of Platform+, including:
•changes in consumer preferences and attitudes toward data collection, use, disclosure and other processing;
•changes in or the introduction of new laws, rules, regulations or industry standards or increased enforcement of international laws, rules, regulations or industry standards impacting the collection, use, privacy, security, sharing or other processing of data or otherwise;
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
•the timing and amount of sales and marketing expenses incurred to attract new brand advertisers, advertising and media agencies, broadcast, cable and local television networks, digital publishers and streaming companies, data analytics firms and advertising technology firms to our services; and
•changes in the demand for viewing behavior data.
Further, we currently do not collect, and might not in the future collect, viewing behavior data regarding content streamed through SmartCast or content viewed on Smart TVs located outside of the United States. Additionally, some of our agreements with third party content providers, including Netflix and Disney+, restrict us from using viewing data from consumers engaging with that third party’s content. These potential limitations may impair our ability to monetize Platform+. Moreover, our Smart TV viewers must initially opt-in to data collection and can opt out of data collection at any time. Consumer attitudes toward data collection, use, disclosure and other processing may change over time, and may result in more of our Smart TV viewers opting out of data collection.
If we are unable to adequately address these factors, we may not be able to successfully develop our Platform+ offerings and our anticipated future growth may be harmed.
Our future growth depends in part on the growth and integration of the digital and television advertising industries.
Many advertisers continue to devote a substantial portion of their advertising budgets to traditional, offline advertising, such as offline television, radio and print. The future growth of our business and, in particular, our Platform+ offerings, will depend on the continued integration of television and digital advertising, and on advertisers increasing their spend on television and digital advertising, and we cannot be certain that they will do so. We have invested to improve digital advertising, such as through our ACR and DAI technologies, but these technologies are relatively new and our efforts may not achieve long-term commercial success. If advertisers do not perceive meaningful benefits from the integration of television and digital advertising, and in particular the benefit of viewing behavior data, including in terms of cost effectiveness, then the digital advertising market and our Platform+ offerings may develop more slowly than we expect, which may harm our business, financial condition and results of operations.
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
In particular, the success of our Inscape data services and ad sales revenue objectives depends in part on our ability to lawfully obtain information about the content viewed on a device through the use of ACR and other technologies from devices whose users choose to opt-in to the data collection and to pair that information with demographic, usage, and other activities associated with users and their devices. Furthermore, some consumers may be reluctant or unwilling to opt into our collection of their data or connect to the internet through our Smart TVs for a variety of reasons, including because they have concerns regarding the risks associated with data privacy and security. Consumers may not opt-in to having their viewing history, and other behavioral data paired with their email address or telephone number. If consumers choose not to opt-in to the collection and use of their data in support of Inscape data services and ad sales on our platform as a result of these concerns, this could negatively impact the growth potential for our Platform+ business.
A breach of the confidentiality or security of information we hold or of the security of the computer systems used in and for our business could be detrimental to our business, financial condition and results of operations.
We rely on others to operate complex computer systems that store and otherwise process sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information, which they are contractually required to maintain on a confidential basis. The information we collect through our Inscape data services does not include consumers’ names, addresses, phone numbers, social security numbers, credit card information or other contact information, but it does include device or other persistent identifiers, IP addresses, viewing behavior data and other personal information. Additionally, we collect personal information including names, e-mail addresses, zip codes and payment card information from consumers who use our VIZIO Account subscription management service. We also maintain a separate database of personal information in connection with consumers who register our devices for warranty purposes or otherwise contact us, such as for consumer service assistance. More generally, in the ordinary course of our business, we collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information. It is critical that we work to maintain the confidentiality, integrity and availability of such information.
Like all services that connect with the internet, our Inscape data services, and our website, as well as our information technology systems and infrastructure and those of our third-party service providers, and our databases and data centers provided by third-party service providers have in the past and may in the future be subject to security breaches, intrusions, incidents, attacks, malware and ransomware attacks, social engineering attacks, phishing attempts, attempts to overload our servers with denial-of-service, employee and contractor theft and other malfeasance, unauthorized access by third parties or internal actors, or other attacks and disruptions, any of which could lead to interruptions, delays, or shutdowns of our services, or the inadvertent or unauthorized access, destruction, modification, acquisition, release, transfer, loss, disclosure or use of information about consumers or their devices or other sensitive, personal or confidential information. Attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states and others. Threats to and vulnerabilities in our computer systems and those of our service providers have resulted and may result from human error, fraud or malice on the part of our employees, third-party service providers and business partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including efforts to educate and train our employees, we remain vulnerable to phishing and other types of attacks and breaches. In the past, employees have been victims of spearphishing and other phishing attacks, and we anticipate these attacks continuing, which may result in our employees and contractors being victims of these attacks in the future. The security risks we face have been heightened by a shift toward remote work by our employees and service providers. In addition, due to political uncertainty and military actions associated with Russia’s actions in Ukraine, we and our service providers are vulnerable to heightened risks of information security threats and attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our devices and services.
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
Further, a portion of our technology infrastructure is operated by third parties such as Amazon Web Services, among other providers, over which we have no direct control, and some of these third parties in turn subcontract with other third-party service providers. We are reliant in part on their security measures to protect our sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information, consumer data and other confidential information. Our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ information, including sensitive and personal information. Third parties that we work with have in the past experienced security incidents and phishing attacks and may have similar experiences in the future. If those third parties do not adequately protect our information, it could result in decreased revenue and our reputation and brand could suffer irreparable harm, causing consumers to reject our devices in the future, our data providers not to share data with us, or advertisers or other downstream users or licensees of our viewing behavior data not to do business with us. For example, we use third-party payment processors to collect payment information for purchases on our website, through our Smart TVs and through VIZIO Account. If these third parties suffer a data breach involving our consumers’ payment card data, we may be subject to substantial penalties and related enforcement for failure to adhere to the technical or operational security requirements of the Payment Card Industry (PCI) Data Security Standard (DSS) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are uncertain as penalties may be imposed by entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with and our third-party payment processors. Further, we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or security incident, including in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities, notifying affected individuals and providing them with identity-protection services, and litigating and resolving governmental investigations and other proceedings and legal claims and litigation, all of which could divert resources and the attention of our management and key personnel.
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
We are increasingly dependent on information systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-used software and technology infrastructure) and there may be a rise in the threat, frequency and/or sophistication of cyber- attacks due to current geopolitical tensions, so we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
Some of our manufacturers of key components, including LCD panels, reside in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange and the allocation of resources. The Chinese government exercises significant control over China’s economic growth through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese manufacturers, which could harm our business through higher device costs, reduced availability or both. Additionally, new strains and outbreaks of the COVID-19 pandemic led to government mandated shut downs in China in 2022 and a subsequent end to lockdown measures and rise in COVID-19 cases in China in early 2023, which led to disruption of commercial activity, impacted some of our manufacturers and may continue to impact them in the future.
We may also experience negative impacts on our business resulting from local regulations imposed in international jurisdictions where our supply chain and manufacturing partners operate or to U.S. regulations that impact our ability to conduct our business with our current international partners. For example, tensions in the relationship between the United States and China, where some of our products and product-components are manufactured, have and could continue to result in U.S. federal and state regulations imposing restrictions on the importation of products and components manufactured in China, which may impact the cost of or our ability to import our devices.
Furthermore, the global nature of our business creates various domestic and local regulatory challenges and subjects us to risks associated with our international operations. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery and anti-corruption laws in other jurisdictions in which we conduct activities, such as China. These laws generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments to government officials or others in the private sector for the purpose of influencing official actions, obtaining or retaining business, directing business to another or securing an advantage.
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
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management, as well as significant defense costs and other professional service fees. In addition, noncompliance with anti-corruption and anti-bribery laws can subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil and/or criminal penalties and injunctions against us, our officers or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation, brand, business, financial condition and results of operations may be harmed.
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
Our consumers depend on our consumer support organization to resolve any issues relating to our devices and SmartCast operating system. A high level of support is critical for the successful marketing and sale of our devices. We currently outsource our consumer support operation to three third-party consumer support providers. If we do not effectively train, update and manage our third-party consumer support providers to assist our consumers, and if those support providers do not succeed in helping them quickly resolve issues or provide effective ongoing support, it could adversely affect our ability to sell our devices to consumers and harm our reputation with potential new consumers.
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
Our key manufacturing, supply, assembly and distribution partners have global operations, including in Vietnam, China, Taiwan, Mexico and Thailand as well as the United States. Political instability or crises, civil unrest, the effects of climate change, adverse weather conditions, natural disasters and other catastrophes, epidemics or outbreaks of disease in any of those countries, public health crises, including the COVID-19 pandemic, or political crises, such as terrorist attacks, war and other political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, may harm our business, financial condition and results of operations. Any prolonged occurrence of these or other events or conditions in any of these locations may interrupt the business operations of our manufacturers as well as the manufacturers of key components, including LCD panels, which may harm our business and results of operations. For instance, health or other government regulations adopted in response to a natural disaster, epidemic, including the COVID-19 pandemic, or outbreak, or a severe disruption or increase in the pricing of basic food stuffs, may require closure of our manufacturers’ facilities and/or our retailers’ facilities, leading to reduced production, delayed or cancelled orders and decrease in demand for our devices. These regulations also could result in severe travel restrictions and closures that would restrict our ability to ship our devices.
We may require additional capital, which may not be available on terms acceptable to us, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our devices and platform. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of our Class A common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
Our ability to obtain financing will depend on, among other things, our business plans, operating performance, and the condition of the capital markets at the time we seek financing, including disruptions caused by geopolitical or macro-economic events, including COVID-19. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations may be harmed.
Risks Relating to Our Supply Chain, Content Providers and Other Third Parties
A small number of retailers account for a substantial majority of our Device net revenue, and if our relationships with any of these retailers is harmed or terminated, or the level of business with them is significantly reduced, our results of operations may be harmed.
We depend on a small number of retailers for a substantial majority of our Device business and believe that in the future we will continue to generate a substantial majority of our Device net revenue from a small number of retailers. Certain entities purchasing from us are affiliates under common control. While they have historically submitted orders to us through separate purchasing departments, their affiliation enhances the risk of our retailer concentration as, among other things, their purchasing departments could become centralized in the future.
We do not typically enter into binding long-term contracts with our retailers. We generally sell our devices on the basis of purchase orders, and our retailers may cancel or defer orders with little or no notice and without significant or any penalties.

Our ability to maintain close and satisfactory relationships with our retailers is important to the ongoing success and profitability of our business. If any of our significant retailers reduces, delays or cancels its orders, or the financial condition of our key retailers deteriorates, our business may be seriously harmed. In addition, our retailers may become competitors. For example, one of our significant retailers, Walmart, sells its own brand of televisions, Onn, and has chosen and may continue to choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. If we were to lose one of our major retailers, or if a major retailer were to significantly reduce its volume of business with us or provide more or better shelf space to devices of our competitors, our Device net revenue and Device gross profit could be materially reduced, which could have a significant adverse impact on our business, financial condition and results of operations.
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
We depend on a limited number of manufacturers and suppliers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations or availability or price fluctuations of key components from suppliers, we may be unable to keep up with retailer and consumer demand for our devices, we could lose market share and revenue and our reputation, brand and business would be harmed.
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
The COVID-19 pandemic and responsive actions taken by government authorities and businesses have in the past, and may in the future, exacerbate these risks. For example, the easing of COVID-19 lockdown restrictions in China in early 2023 resulted in a rise in COVID-19 cases and impacted manufacturing operations in the country.
We rely on our manufacturers to procure components of our devices, particularly LCD panels and chipsets. There are a limited number of suppliers of LCD panels and chipsets, and we do not expect the number of suppliers to meaningfully increase. In addition, some of our manufacturers’ suppliers are affiliates of certain of our competitors, which creates the risk that these suppliers may favor their affiliated companies over us or our manufacturers in allocating or pricing supplies, or may refuse to supply to our manufacturers at acceptable prices, or at all, components for use in our devices. We run the risk that these or other suppliers may choose to withhold LCD panels from our manufacturers, and they may not cooperate with us (or our manufacturers), for competitive reasons in the future.
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
To ensure adequate inventory supply and meet the demands of our retailers, we must forecast inventory needs and place orders with our manufacturers based on our estimates of future demand for particular devices. Our ability to accurately forecast demand for our devices could be affected by a multitude of factors, including the timing of device introductions by competitors, unanticipated changes in general market demand, macroeconomic conditions or consumer confidence. We provide our manufacturers with a rolling forecast of demand, which they use to determine material and component requirements. Lead times for ordering materials and components, especially key components such as LCD panels, vary significantly and depend on various factors, such as the specific component manufacturer, contract terms and demand and supply for a component at any given time. We rely on our manufacturers and their suppliers to manage these lead times. If our forecasts are less than our actual requirements, our manufacturers and their suppliers may be unable to manufacture our devices or their components in sufficient quantity or in a timely manner, and we may be unable to meet retailer demand for our devices, or may be required to incur higher costs to secure the necessary production capacity and components. We experienced each of these effects in 2020 and 2021, due to an unexpected increase in consumer demand due to the COVID-19 pandemic. We could also overestimate future sales of our devices and risk causing our manufacturers to carry excess device and component inventory, which could result in our providing increased price protection or other sales incentives, which may harm our Device net revenue and Device gross profit. The cost of the components used in our devices also tends to drop rapidly as volumes increase and technologies mature. Therefore, if our manufacturers or their suppliers are unable to promptly use the components purchased in anticipation of our forecasts, the cost of the devices we sell may be higher than our competitors due to an over-supply of higher priced components.
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
We do not develop certain of the technologies incorporated into and necessary for the operation and functionality of our devices. We rely on non-exclusive license rights from third parties for these technologies. We also license technology on a non-exclusive basis that is necessary to comply with various data compression, broadcast and wireless standards. Because the intellectual property we license is available to our competitors from third parties, barriers to entry for our competitors are lower than if we owned exclusive rights to the technology we license and use or if we had separately developed patented technology. In some cases, the owners of the intellectual property that we license routinely license the same or similar intellectual property to our competitors, such as Dolby, and AVC/H.264 patents licensed through MPEG LA. If a competitor enters into an exclusive arrangement with any of our third-party technology providers, or we are unable to continue to license or replace technologies we use following the expiration or termination of a license, our ability to develop and sell devices or services containing that technology could be severely limited. Our ability to continue licensing technology from a licensor after the expiration or termination of a license could also become more limited in the future for a variety of reasons, such as the licensor being acquired by one of our competitors. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our devices. Our success will also depend in part on our continued ability to access these technologies on commercially reasonable terms. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue to access these technologies. We have in the past been, and may in the future be, unable to reach a satisfactory agreement before our existing license agreements have expired. If we are unable to enter into or renew the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, our business, financial condition and results of operations may be harmed. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing our devices, which may harm our business, financial condition and results of operations.
We rely primarily on third parties for the research and development behind the technologies underlying our devices.
We rely primarily on third-parties for the research and development of the technologies underlying our devices. The success of our devices is dependent on the research and development performed by these third parties. If our relationships with our third-party manufacturers and licensors is harmed or ends, we may need to incur additional research and development costs in order to remain competitive with our devices. In addition, our research and development providers may experience delays that are out of our control. For example, as a result of the COVID-19 pandemic, our research and development providers experienced delays due to an inability to complete in-person research and development. Furthermore, we cannot control the amount or type of research and development done by our third-party providers. If they choose to invest less in research and development, or to invest in less relevant areas so that they fail to keep pace with the technological changes in our industries, our devices could be less competitive, and our business, financial condition and results of operations may be harmed.
Limited availability of raw materials, components and manufacturing equipment for our devices, or increases in the cost of these items, may harm our Device business, financial condition and results of operations.
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers and their suppliers have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand; capacity constraints, including constraints due to, financial weakness of the manufacturer or their suppliers; inability of manufacturers or their suppliers to borrow funds in the credit markets; disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers; or problems faced during the transition to a new component supplier. These effects have been, and may continue to be exacerbated by certain macroeconomic conditions, including effects of the COVID-19 pandemic and the conflict in Ukraine, inflationary pressure, rising interest rates, labor shortages and lingering supply chain issues. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
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
While we require our suppliers to comply with a code of conduct, we do not control their labor, environmental or other practices. A violation of labor, environmental or other laws by our manufacturers or their suppliers, or a failure of these parties to comply with our code of conduct or to follow ethical business practices, could lead to negative publicity and harm our reputation and brand. In addition, we may choose to seek alternative manufacturers if these violations or failures were to occur. Identifying and qualifying new manufacturers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. In the past, other consumer device companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our devices and harm our ability to meet demand if we need to identify alternative manufacturers.
We are dependent on logistics services provided by our third-party logistics providers, and failure to properly manage these relationships, or the failure of our logistics providers to perform as expected, may harm our results of operations.
We currently rely primarily on only two third-party logistics providers for our warehousing needs and one for our transportation needs that are not already handled by our manufacturers. We have no assurance that business interruptions will not occur as a result of the failure by these providers to perform as expected or that either of these logistics providers will meet the needs of our Device business. Further, if we are unable to properly manage our relationships with our logistics providers, including by accurately forecasting our requirements, our net revenue, results of operations and gross profit may be harmed. We cannot ensure that our logistics providers will continue to perform services to our satisfaction, in a manner satisfactory to our retailers, manufacturers and their suppliers, or on commercially reasonable terms. Our manufacturers could become dissatisfied with our logistics providers or their cost levels and refuse to utilize either of these logistics providers. Our retailers could become dissatisfied and cancel their orders, impose charges on us or decline to make future purchases from us if a logistics provider fails to deliver devices on a timely basis and in compliance with retailers’ shipping and packaging requirements, thereby increasing our costs and/or potentially causing our reputation and brand to suffer. If one of our logistics providers is not able to provide the agreed services at the level of quality we require or becomes unable to handle our existing or higher volumes, we may not be able to replace such logistics provider on short notice, which may harm our business.
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, the COVID-19 pandemic caused an increase in logistics costs and delays in the performance of our logistics providers, resulting in shortages of our products in distribution channels, loss of market share and opportunities. While we replenished most of our channel inventory by early 2022, during the second half of 2022, macroeconomic effects arising from the COVID-19 pandemic and the conflict in Ukraine (such as rising fuel prices, inflation, foreign currency fluctuations), the rise in COVID-19 cases in China in early 2023, geopolitical events in Asia and economic uncertainty are cause for continued concern regarding global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could lead to new and persisting inventory shortages. Such failure by our logistics providers to perform as expected could harm our reputation, business, financial condition and results of operations.

In addition, because we currently rely on a limited number of third-party logistics providers for our warehousing and transportation needs, if we encounter problems with any of these logistics providers, we may not be able to quickly shift to a new provider of these services, or shift the allocation of services between our existing providers, and our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies may be harmed.
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
Historically, a small number of content providers have accounted for a significant portion of the content streamed across our connected entertainment platform, and the terms and conditions of our relationships with content providers vary. Additionally, we have observed consolidation among content providers, which, if it continues in the future, may result in even fewer providers responsible for a significant amount of content streamed. If we fail to maintain our relationships with the content providers that account for a significant amount of the content streamed by our consumers or if these content providers face problems in delivering their content across our platform, our ability to attract and retain consumers would be harmed.
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
Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the radio frequency emission regulatory activities and disabled accessibility regulatory activities of the Federal Communications Commission, the anti-trust regulatory activities of the Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration and the International Trade Commission, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission, laws related to privacy, data protection and security, and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to regulation in other countries where we conduct business. In certain jurisdictions, such regulatory requirements may be more stringent than in the United States. In addition, we are subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory device recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions.
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets if we or our partners violate these laws or the laws are amended to restrict our ability to do business internationally. The United States and various foreign governments have imposed controls, license requirements and restrictions on the import or export of some technologies, including devices and services. Our devices are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and our business activities are subject to various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. These laws and regulations have in the past impacted, and we expect in the future will impact, our business, and any future changes in laws, regulations, policies or trade relations could harm our business. Exports and other transfers of our devices, technologies and services must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of devices and services to countries, governments and persons subject to U.S. sanctions. Even though we attempt to ensure that we, our retailers and partners comply with the applicable export, sanctions and import laws, including preventing our devices from being provided to sanctioned persons or sanctioned countries, we cannot guarantee full compliance by all. Actions of our retailers and partners are not within our complete control, and our devices could be re-exported to those sanctioned persons or countries, or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. Any such potential violation could have negative consequences, including government investigations and/or penalties, and our reputation, brand and revenue may be harmed.
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

In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California has adopted the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA has required, and may in the future require, us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply prior to the 2023 effective date. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”); on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CPA”); on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”); and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (“CPOMA”), all of which are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The CDPA, CPA, UCPA, and CPOMA will require us to incur additional costs and expenses in an effort to comply with these new laws before they become effective on January 1, 2023, July 1, 2023, December 31, 2023 and July 1, 2023, respectively. The CDPA, CPA, UCPA and CPOMA, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
In February 2017, we stipulated to the entry of a judgment in federal district court with, and paid certain penalties to, the Federal Trade Commission, the New Jersey Attorney General, and Director of the New Jersey Division of Consumer Affairs to settle alleged violations of Section 5 of the Federal Trade Commission Act and New Jersey Consumer Fraud Act (the “Order”).

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
The Order also required us to delete certain viewing data we collected, prohibits us from misrepresenting our practices with respect to the privacy, security or confidentiality of consumer information we collect, use or maintain and requires us to maintain a privacy program with biennial assessments of that program and maintain certain records regarding our collection and use of consumer information. The obligations under the Order remain in effect until 2037. Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our business, financial condition and results of operations.
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
We have implemented security measures in an effort to comply with applicable laws, regulations and other obligations, but given the evolving nature of security threats and evolving safeguards and the lack of prescriptive measures in many applicable laws, regulations, and other obligations, we cannot be sure that our chosen safeguards will protect against security threats to our business, including the personal information that we process, or that a regulator or other third party may not consider our security measures to be appropriate, reasonable and/or in accordance with applicable legal requirements. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing or spearphishing attacks or the introduction of ransomware or malware, and we may remain responsible for access to, loss or alteration of, or unauthorized disclosure or other processing of our data despite our security measures. Any actual or perceived failure to adequately protect information may subject us to legal, regulatory and contractual actions and may harm our reputation, brand, business, financial condition and results of operations.
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
Regulations related to conflict minerals or other social and environmental issues may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our devices.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our devices contain conflict minerals and we are also a member of the Responsible Business Alliance (“RBA”). We work to monitor our supply chain in compliance with both Dodd-Frank Act and RBA Code of Conduct, and our compliance to these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we incur additional costs to comply with the disclosure requirements and RBA Code of Conduct, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and the labor and environmental practices of our suppliers, and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. We also rely on information provided by third parties to ensure compliance with these rules and standards, which may not be accurate, and it is possible that we may face reputational harm if we determine that certain of our devices were sourced or manufactured in a way that do not meet these standards.
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
The cost of complying with recycling programs varies based on differing laws across jurisdictions and factors such as market-share and state-wide collection goals, which can be difficult for us to accurately predict. Most of the states with television recycling programs assess fees based upon weight of the units recycled, by market share or a combination of the two. Some states also impose a charge on us for the cost of recycling televisions and other consumer electronic products manufactured by other companies, usually based upon our current television market share. This includes orphaned televisions, which are predominately based on older, heavier CRT technology. We expect our expenses for compliance with recycling programs to be between approximately $5 million and $10 million each year, and if our sales or market share increases, the future cost of complying with the existing recycling programs could increase. Changes to laws regulating electronics recycling programs could increase our operational costs for funding these programs and result in increased regulatory oversight and a larger administrative burden. If more states adopt similar recycling plans, our costs of compliance and associated administrative burden will grow. Currently, we do not pass these costs on to our manufacturers and we may have a limited ability to pass these costs along to our retailers. If states offer consumer incentives for the return of televisions to recycling facilities, which has occurred in the past, our costs could increase unexpectedly. If the costs of compliance with these recycling programs increase beyond our estimates, our margins would be reduced and our business, financial condition and results of operations would be harmed. We believe that we are currently in compliance, and will be able to continue to comply, with such existing and emerging requirements; however we have in the past and may in the future experience disputes with such state or local authorities, and if we are found to not be in compliance with any present and future regulations, we could become subject to additional fines and liabilities or prohibitions on sales of our Smart TVs, or could otherwise jeopardize our ability to conduct business in the jurisdiction in which we are not compliant, which in turn may harm our business, financial condition and results of operations.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate, a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, as of January 1, 2023, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. If the requirement to capitalize such expenditures is not modified by the time our tax return is filed for the year ended December 31, 2022, it may impact our current and future cash tax liabilities and deferred tax assets. Further, the Inflation Reduction Act of 2022 (the “IRA”) became effective beginning on January 1, 2023. We do not currently expect that the IRA will have a material impact on our income tax liability. In addition, the Organisation for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
Risks Relating to Financial and Accounting Matters
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently attend to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which may harm our business, financial condition and results of operations.
We are exposed to increased regulatory oversight and incur increased costs as a result of being a public company.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “SOX Act”), the rules and regulations of the Securities and Exchange Commission (the “SEC”), and the listing requirements and rules of the New York Stock Exchange. As a result, we incur significant legal, accounting and other expenses, , including additional directors’ and officers’ liability insurance. We have incurred costs in connection with hiring additional legal, accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, and have made, and will continue to make, certain activities more time consuming and costly. Furthermore, as issues in complying with those requirements are identified, such as the material weakness described in this Annual Report on Form 10-K, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it and could make it more expensive to obtain director and officer liability insurance. Any of these expenses may harm our business, financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting as of December 3, 2022. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the SOX Act to evaluate the effectiveness of our internal control over financial reporting. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting. In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with controls related to our price protection program and quantity information used as the basis for their accruals. For further discussion of the material weakness identified and our remedial efforts, see “Item 9A, Controls and Procedures” of this Annual Report on Form 10-K.
We are committed to undertaking efforts to remediate the material weakness as promptly as possible, and management is in the process of implementing a remediation plan; however, there can be no assurance as to when the material weakness will be remediated or that additional material weaknesses will not arise in the future. Further, remediation efforts place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future.
In addition, during our most recent fiscal quarter ended December 31, 2022, we identified a material weakness in internal control over financial reporting relating to the review of all journal entry types for our general ledger system. We remediated this material weakness during the quarter ended December 31, 2022 by enhancing and formalizing controls over the review of all journal entry types.
If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information timely and accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations, require management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources.

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We calculate certain of our key metrics, including Smart TV Shipments, SmartCast Active Accounts, SmartCast ARPU, SmartCast Hours and Total VIZIO Hours using internal company data that has not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring our key metrics. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. Our measures of our key metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology. If advertisers, content or platform partners or investors do not perceive our key metrics to be accurate representations of our Smart TV Shipments, SmartCast Active Accounts, SmartCast ARPU, SmartCast Hours and Total VIZIO Hours, or if we discover material inaccuracies in our key metrics, our reputation may be harmed and content partners, advertisers and partners may be less willing to allocate their budgets or resources to our devices and services, which could negatively affect our business, financial condition and results of operations. Further, as our business develops, we may revise or cease reporting certain metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance. If investors, analysts, consumers or retailers do not believe our reported measures, such as Smart TV Shipments, SmartCast Active Accounts, SmartCast ARPU, SmartCast Hours and Total VIZIO Hours, are sufficient or accurately reflect our business, we may receive negative publicity and our operating results may be adversely impacted.
We need to maintain operational and financial systems that can support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability or failure to do so could adversely affect our financial reporting, billing and payment services.
We have a complex business that is growing in size and complexity. To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally or acquire new businesses, we will need to maintain and may need to upgrade our operational and financial systems and procedures, which requires management time and may result in significant additional expense. Our business arrangements with our content providers and advertisers, and the rules that govern revenue and expense recognition in our data services business are increasingly complex. To manage the expected growth of our operations and increasing complexity, we must maintain operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. An inability to do so will negatively affect our financial reporting, billing and payment services. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our consumers and partners, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.
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
Some of our devices contain, or may be distributed with, software licensed by its authors or other third parties under so-called “open source” licenses, including, for example, the GNU General Public License, GNU Lesser General Public License, the Mozilla Public License, the BSD License and the Apache License.
Some of those licenses may require, as a condition of the license, that:
•we release the source code including modifications or derivative works we create based upon, incorporating, or using the open source software,
•we provide notices with our devices, and/or
•we license the modifications or derivative works we create based upon, incorporating or using the open source software under the terms of a particular open source license or other license granting third parties certain rights of further use, including that the licensee publicly release all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost.
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
Future transfers by Mr. Wang and his affiliates of the Class B common stock they hold will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date fixed by the Board of Directors that is no less than 61 days and more than 180 days following (i) the first date on which the number of shares of Class B common stock held by Mr. Wang and his affiliates is less than 25% of the Class B common stock held by Mr. Wang and his affiliates as of immediately prior to the completion of our IPO (the “25% Ownership Threshold”); (ii) the date on which Mr. Wang is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as chief executive officer and (B) Mr. Wang is no longer a member of our Board of Directors, either as a result of Mr. Wang’s voluntary resignation or as a result of a request or agreement by Mr. Wang not to be re-nominated as a member of our Board of Directors at a meeting of our stockholders. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by our Board of Directors (or if there is no such person, then our secretary then in office).
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
•general market conditions and overall fluctuations in U.S. equity markets;
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
These provisions, our multi-class common stock structure and Mr. Wang’s overall voting power, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for other stockholders to take certain corporate actions such as the election of directors of their choosing. For example, following the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the “Voting Threshold Date”), our stockholders will only be able to take action at a duly called annual or special meeting of our stockholders and may not be able to effect action by written consent.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants, and provided that this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Irvine, California, which we wholly own one building, located at 35 Tesla, and have a minority ownership in another building, located at 39 Tesla. We lease the office building located at 39 Tesla from an entity which is principally owned by two of our employees, our Chief Executive Officer and another employee. We also lease a building at 43 Tesla that includes office and warehouse space. We also lease facilities in Atlanta, Georgia; Bloomington, Minnesota; Chicago, Illinois; Dakota Dunes, South Dakota; Dallas, Texas; Denver, Colorado; Fremont, California; Los Angeles, California; New York, New York; Park City, Utah; San Francisco, California; Seattle, Washington; and Shanghai, China.
Item 3. Legal Proceedings
See discussion under the heading Legal Proceedings in Note 13 to the consolidated financial statements included in Part 2, Item 8 of this report.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on The New York Stock Exchange under the symbol “VZIO,” Our Class B common stock and Class C common stock are neither listed nor traded.
Holders of Record
As of December 31, 2022, there were approximately 55 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2022, there were five stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by William Wang and there are no shares of our Class C common stock issued or outstanding.
Dividend Policy
We have paid cash dividends on our capital stock in the past, however, we do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering
None.
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
This section of this Annual Report generally discusses 2022 and 2021 and year-to-year comparisons between those years. Discussions of 2020 and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report for the year ended December 31, 2021 filed with the SEC on March 10, 2022.
Overview
Founded and headquartered in Orange County, California, our mission is to deliver immersive entertainment and compelling lifestyle enhancements that make our products the center of the connected home. We offer a large portfolio of Smart TVs and sound bars ranging in size, features and price to generate a broad market appeal. Our Smart TVs and integrated award-winning SmartCast operating system feature many of the leading streaming apps and, by aggregating consumer viewing data acquired through Inscape, offer personalized recommendations through an easy-to-use interface. Our SmartCast platform, which has over 17 million SmartCast Active Accounts as of December 31, 2022, gives content providers more ways to distribute their content and advertisers more tools to connect with the right audiences.

Financial and operating results for the year ended December 31, 2022 as compared to the corresponding period of last year included:
•Net revenue of $1.9 billion, compared to $2.1 billion
•Platform+ net revenue grew 55% to $477.9 million
•Gross profit of $312.5 million, compared to $326.3 million
•Platform+ gross profit grew 41% to $296.5 million
•Net loss of $0.4 million, compared to net loss of $39.4 million
•Adjusted EBITDA of $52.4 million, compared to $107.6 million
•SmartCast Active Accounts grew 15% to 17.4 million
•SmartCast Hours increased 19% to 17.4 billion
•SmartCast Average Revenue Per User (ARPU) grew 31% to $28.30
Our Business Model
We generate revenue primarily from (1) selling our Smart TVs, sound bars and other accessories through our device business and (2) monetizing our digital platform, Platform+. While, currently, the majority of our total net revenue is generated from the sales of our devices, our Platform+ business, including our advertising services, is growing at a rapid pace. Given the growing number of use cases for Smart TVs, we expect to increase our revenue from Connected TV advertising, SVOD services and other monetizable transactions made on our platform that extend beyond traditional entertainment content.
Device
We offer a range of high-performance Smart TVs designed to address specific consumer preferences, as well as a portfolio of sound bars that deliver immersive audio experiences. We generate revenue from the shipment of these devices to retailers and distributors across the United States, as well as directly to consumers through our website, VIZIO.com.
Platform+
Platform+ is comprised of SmartCast, our award-winning Smart TV operating system, that enables our fully integrated entertainment solution, and Inscape, which powers our data intelligence and services.
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
Inscape is our ACR technology which is able to identify the content displayed on the screen of our Smart TVs, tracking viewing data, regardless of input source. We aggregate this data to increase transparency and enhance targeting abilities for our advertisers, while adhering to our strict consumer privacy policies. The data we collect allows us to monetize our own ad inventory and provides the potential for a better user experience through more relevant advertisements and content recommendations. We also license a portion of this data to measurement companies, advertising agencies and other media and ad-tech companies.
We monetize these capabilities through:
Advertising
•Video advertising: We offer ad inventory on services such as WatchFree+, and certain third-party AVOD streaming services. In exchange for distributing third party content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers.
•Home screen: We offer ad placements on our SmartCast home screen by streaming services, studios and other consumer brands,
•Partner marketing: We offer branding opportunities through our large, in-store presence where our Smart TV cartons provide a highly-visible, physical space to showcase our partners’ content images and streaming service logos.

Data Licensing
•Inscape: We generate fees from measurement services, ad tech firms, ad agencies and networks through licensing data generated from our Inscape technology to measure viewership trends and advertising performance.
Content Distribution, Transactions and Promotion
•Branded buttons on remote controls: We offer partners who want the opportunity to place a button for their service on our VIZIO remote controls so that consumers can have quick access to their services
•SVOD and vMVPD: We share revenue with SVOD and vMVPD services generated from new user subscriptions for their services that are activated or reactivated through VIZIO Account or referrals from our platform.
•PVOD and TVOD: We share revenue with PVOD and TVOD services for purchases of their services that are initiated on our platform
Overview of Our Supply Chain
We design our products in-house in California, and we work closely with our Original Design Manufacturers (ODMs), panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods typically transfer from the ODM to us once the product is shipped to the retailer. We believe that our inventory-light business model fosters efficient operations with a low fixed-cost structure, coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. We believe that through these efficiencies, we are able to offer consumers high quality products at affordable prices. While the COVID-19 pandemic resulted in supply chain disruptions and delayed product availability, by the end of 2021 our inventory levels returned to more normal levels.
Our Sales and Marketing Approach
Retailers
We have maintained long-standing relationships with many leading retailers, including Amazon, Best Buy, Costco, Sam’s Club, Target and Walmart. Our sales and marketing teams work closely with these retailers to develop marketing and promotion plans, manage inventory, deploy go-to-market strategies, educate their salesforce and optimize the effectiveness of retail space for our devices.
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
Operational Metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV Shipments and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the twelve months ended December 31, 2022, our Smart TV Shipments totaled 5.2 million, a 6% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. As of December 31, 2022, SmartCast Active Accounts were 17.4 million, representing a 15% increase year-over-year. This metric excludes approximately 3.6 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service, combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the year ended December 31, 2022 was 33.4 billion, representing a 14% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the year ended December 31, 2022 was 17.4 billion, representing a 19% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU for the year ended December 31, 2022 was $28.30, representing a 31% year-over-year increase.
The following table presents these key operational metrics for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In millions except ARPU)
Smart TV Shipments	5.2	5.5	7.1
SmartCast Active Accounts (as of)	17.4	15.1	12.2
Total VIZIO Hours	33,440	29,337	23,264
SmartCast Hours	17,403	14,598	11,596
SmartCast ARPU	$28.30	$21.68	$12.99
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.

Adjusted EBITDA
We define Adjusted EBITDA as total net (loss) income before interest income, net, other income (expense), net, provision for income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
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
The following table provides a reconciliation of net (loss) income to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net (loss) income	$(0.4)	$(39.4)	$102.5
Adjusted to exclude the following:
Interest income, net	(1.6)	(0.3)	—
Other (expense) income, net	1.3	(3.0)	(0.5)
Provision for income taxes	7.0	13.1	29.9
Depreciation and amortization	3.6	2.8	2.3
Share-based compensation	42.5	134.4	4.8
Adjusted EBITDA	$52.4	$107.6	$139.0
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, inflation, rising interest rates, foreign currency fluctuations, lower consumer spending, geopolitical conflicts, including the conflict in the Ukraine and tensions in the region surrounding the Taiwan Strait, and continuing effects of the COVID-19 pandemic. These macroeconomic and geopolitical conditions affect our business by, for example, causing our retail partners and consumers to purchase fewer Smart TVs or sound bars from us. In order to manage our cost structure we have begun seeking opportunities to reduce the growth of our expenses primarily through slower hiring. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
The full extent to which these macroeconomic and geopolitical conditions impact our business is difficult to predict. Such impacts include, but are not limited to, supply chain and logistical challenges, reduced consumer demand for our devices, less engagement on our platform and an industry-wide slowdown in advertising spending. The risks related to our business are further described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Device net revenue
We generate Device net revenue primarily through sales of our Smart TVs and sound bars to retailers in the United States, including wholesale clubs, as well as directly to consumers through our website. We recognize Device net revenue when title of the goods is transferred to retailers or distributors, or upon the date the goods are delivered to consumers from a sale through our website. Our reported revenue is net of reserves for price protection, rebates, sales returns and other retailer allowances including some cooperative advertising arrangements. The prices charged for our Smart TVs and other devices are determined through negotiation with our retailers and are fixed or determinable upon shipment.
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
Cost of goods sold
Device cost of goods sold
Device cost of goods sold primarily represents the prices for finished goods that we negotiate and pay to manufacturers and logistics providers for Smart TVs and other devices. The costs for finished goods paid to manufacturers include raw materials, manufacturing, overhead and labor costs, third-party logistics costs, shipping costs, customs and duties, license fees and royalties paid to third parties, recycling fees, insurance and other costs. Device cost of goods sold will vary with volume and is based on the cost of underlying product components and negotiated prices with the manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet consumer demand, inflation and geopolitical events. We expect these costs to fluctuate in the future.
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
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold, and Device gross margin as Device gross profit expressed as a percentage of Device net revenue. Device gross profit is directly influenced by consumer demand, the competitive environment, device offerings, and our ability to maintain a cost-efficient supply chain. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, retailer margin and Device mix. We expect Device gross margin to fluctuate over time based on our ability to manage pricing through our supply chain and retailer network.

Platform+ gross profit
We define Platform+ gross profit as Platform+ net revenue less Platform+ cost of goods sold, and Platform+ gross margin as Platform+ gross profit expressed as a percentage of Platform+ net revenue. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. Our Platform+ gross profit has been and will continue to be affected by costs and availability of advertising inventory, costs of data services associated with delivering advertising campaigns, costs to acquire content from content providers and the timing of our third-party cloud services and other technology expenses, and we expect our Platform+ gross margins to fluctuate from period to period depending on the factors discussed above.
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
Depreciation and amortization
Depreciation and amortization expenses are periodic, non-cash charges that consist of depreciation of fixed assets such as buildings, leasehold improvements and equipment, and amortization of our capitalized software costs.
Non-operating expenses
Non-operating income (expense)
Non-operating income (expense) consists of interest earned on our financial institution deposits and interest expense on unused commitment fees relating to our credit facility and other income and expenses relating to non-recurring operating activities.
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
Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to losses and gains resulting in changes to our provision for income taxes.

Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net revenue:
Device	$1,384.9	$1,815.3	$1,895.3
Platform+	477.9	308.7	147.2
Total net revenue	1,862.8	2,124.0	2,042.5
Cost of goods sold:
Device	1,368.9	1,699.6	1,710.8
Platform+	181.4	98.1	35.3
Total cost of goods sold	1,550.3	1,797.7	1,746.1
Gross profit:
Device	16.0	115.7	184.5
Platform+	296.5	210.6	111.9
Total gross profit	312.5	326.3	296.4
Operating expenses:
Selling, general and administrative	220.7	286.1	115.8
Marketing	41.1	32.8	31.3
Research and development	40.8	34.2	15.1
Depreciation and amortization	3.6	2.8	2.3
Total operating expenses	306.2	355.9	164.5
Income (loss) from operations	6.3	(29.6)	131.9
Interest income, net	1.6	0.3	—
Other (expense) income, net	(1.3)	3.0	0.5
Total non-operating income	0.3	3.3	0.5
Income (loss) before income taxes	6.6	(26.3)	132.4
Provision for income taxes	7.0	13.1	29.9
Net (loss) income	$(0.4)	$(39.4)	$102.5

Comparison of the Years Ended December 31, 2022 and 2021
Net revenue

	Year Ended December 31,		Change 2022-2021
	2022	2021	$	%
	(In millions)
Net revenue:
Device	$1,384.9	$1,815.3	$(430.4)	(24)%
Platform+	477.9	308.7	169.2	55%
Total net revenue	$1,862.8	$2,124.0	$(261.2)	(12)%
Device
Device net revenue decreased $430.4 million, or 24%, from $1.8 billion in 2021 to $1.4 billion in 2022. The decrease in Device net revenue was due to a 16% decrease in our total device average unit price and 9% decrease in total Device units shipped. The decline in average unit price was due to lower panel costs, which make up the majority of the cost for a Smart TV, driving lower consumer pricing and more competitive Smart TV pricing. Shipments of both Smart TVs and sound bars declined year-over-year, due in part to lower industry-wide sales impacted by the shift forward of demand into 2020 and early 2021 driven by the COVID-19 pandemic and related government fiscal stimulus and lockdown measures.
Platform+
Platform+ net revenue increased $169.2 million, or 55%, from $308.7 million in 2021 to $477.9 million in 2022. The increase in Platform+ net revenue was due to an increase in advertising revenue of $126.2 million, or 55%, from $230.7 million in 2021, and an increase in non-advertising revenue of $43.0 million, or 55%, from $78.0 million in 2021. The increase in advertising revenue was driven by an increase in SmartCast Active Accounts, SmartCast Hours and expansion in direct advertising relationships, which we define as the number of advertisers that purchased advertising inventory directly from VIZIO. The increase in non-advertising revenue was due to increased revenue generated from data licensing, branded buttons on remote controls and content distribution.
Cost of goods sold, gross profit and gross profit margin

	Year Ended December 31,		Change 2022-2021
	2022	2021	$	%
	(In millions)
Cost of goods sold:
Device	$1,368.9	$1,699.6	$(330.7)	(19)%
Platform+	181.4	98.1	83.3	85%
Total cost of goods sold	1,550.3	1,797.7	(247.4)	(14)%
Gross profit:
Device	16.0	115.7	(99.7)	(86)%
Platform+	296.5	210.6	85.9	41%
Total gross profit	$312.5	$326.3	$(13.8)	(4)%

Gross margin:
Device gross margin	1.2%	6.4%
Platform+ gross margin	62.0%	68.2%
Total gross margin	16.8%	15.4%
Device
Device cost of goods sold decreased $330.7 million, or 19%, from $1.7 billion in 2021 to $1.4 billion in 2022 due to lower Smart TV panel costs and fewer shipments of both Smart TVs and sound bars. Device gross margin decreased from 6.4% in 2021 to 1.2% in 2022 due to lower Smart TV gross margin as a result of more competitive pricing and lower sound bar gross margin due to higher shipping costs.

Platform+
Platform+ cost of goods sold increased $83.3 million, or 85%, from $98.1 million in 2021 to $181.4 million in 2022. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs, third-party cloud services and engineering costs. Platform+ gross margin decreased from 68.2% in 2021 to 62.0% in 2022 due to greater mix of video revenue in which a share of revenue is paid to our content partners.
Operating expenses

	Year Ended December 31,		Change 2022-2021
	2022	2021	$	%
	(In millions)
Selling, general and administrative	$220.7	$286.1	$(65.4)	(23)%
Marketing	41.1	32.8	8.3	25%
Research and development	40.8	34.2	6.6	19%
Depreciation and amortization	3.6	2.8	0.8	29%
Total operating expenses	$306.2	$355.9	$(49.7)	(14)%
Selling, general and administrative expenses decreased $65.4 million, or 23%, from $286.1 million in 2021 to $220.7 million in 2022. The decline in selling, general and administrative expenses was primarily due to a $91.9 million decline in share-based compensation expense partially offset by higher personnel costs due to continued growth and investment in our business.
Marketing expenses increased $8.3 million, or 25%, from $32.8 million in 2021 to $41.1 million in 2022. The increase is primarily due to higher merchandising costs for our Smart TVs and sound bars.
Research and development costs increased $6.6 million, or 19%, from $34.2 million in 2021 to $40.8 million in 2022 due to increased personnel costs as we continue to invest in the development of Platform+.
Depreciation and amortization expenses increased $0.8 million, or 29%, from $2.8 million in 2021 to $3.6 million in 2022 primarily due to increases in computer equipment purchases.
Non-operating income

	Year Ended December 31,		Change 2022-2021
	2022	2021	$	%
	(In millions)
Interest income, net	$1.6	$0.3	$1.3	433%
Other (expense) income, net	(1.3)	3.0	(4.3)	(143)%
Non-operating income	$0.3	$3.3	$(3.0)	(91)%
Interest income, net increased to $1.6 million in 2022 compared to $0.3 million in 2021 due primarily to investment in U.S. Treasury bills.
Other (expense) income, net decreased $4.3 million from $3.0 million in 2021 to $(1.3) million in 2022. The decrease in Other (expense) income, is primarily due to a $0.8 million investment loss in 2022, compared to net proceeds in 2021 from the settlement of a dispute with a former insurance carrier regarding claims we made in connection with the 2015 Cognitive Media Network litigation in 2021.
Provision for income taxes

	Year Ended December 31,		Change 2022-2021
	2022	2021	$	%
	(In millions)
Provision for income taxes	$7.0	$13.1	$(6.1)	(47)%
Effective tax rate	106.0%	(50)%
Provision for income taxes decreased $6.1 million from $13.1 million in 2021 to $7.0 million in 2022. Our effective tax rate in 2022 was 106.0% compared to (50.0)% in 2021. The effective tax for 2022 became positive since we had a taxable income while the Company had a pretax book income. Our effective tax rate is higher than the statutory rates with permanent book versus tax differences, including the share-based compensation expense and the compensation deduction limitation on certain executive officers as a publicly held corporation.

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
As of December 31, 2022 and 2021 we had cash and cash equivalents and short-term investments of $347.6 million and $331.6 million, respectively. We believe our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A. (as amended, the “Credit Agreement”), which provides for a revolving credit line of up to $50.0 million, maturing April 13, 2024. The Company’s indebtedness to Bank of America, N.A. under the Credit Agreement is collateralized by substantially all of the Company’s assets. In addition to extending the maturity date to April 13, 2024, the amendment to the Credit Agreement, which the Company entered into on April 13, 2021, contained (i) an update to provide for use of a LIBOR successor rate and (ii) a change in the definition of Availability Reserve and Borrowing Base. In connection with the amendment, the Company paid a fee of $75,000 in the second quarter of 2021.

As of December 31, 2022 and 2021, we did not have any amounts outstanding under this line of credit. Further, we were in compliance with all required financial covenants as of December 31, 2022 and 2021.
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Year Ended December 31,
	2022	2021
	(In millions)
Net cash provided by operating activities	29.1	41.9
Net cash used in investing activities	(73.0)	(4.6)
Net cash provided by financing activities	1.1	87.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.1)
Net (decrease) increase in cash and cash equivalents	$(42.9)	$123.9
Cash flows from operating activities
Cash flows from operating activities consist of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation expense and other non-cash related items as well as the effect of changes in working capital and other activities.
In 2022, net cash provided by operating activities was $29.1 million, consisting of net loss of $0.4 million adjusted for non-cash expenses of $25.7 million. Changes in operating assets and liabilities represented a $3.8 million use of cash, primarily driven by changes in working capital, including increases in accrued expenses and decreases in accounts receivable, income tax receivable and accounts payable due to related parties.

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
Cash flows from investing activities
In 2022 and 2021, our net cash used in investing activities was $73.0 million and $4.6 million, respectively. The use of cash in 2022 was due to the purchase of short-term investments in treasury bills, the purchase of property and equipment to support our growing organization and increased investments into internally developed software. In 2021, our primary investing activities consisted of the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $1.1 million for the year ended December 31, 2022 as net proceeds of $13.1 million from the exercise of stock options and purchases made under our ESPP were partially offset by cash payments of $12.0 million for tax payments related to employee stock based awards withheld upon vesting.
In 2021, net cash provided by financing activities was $87.7 million, and was primarily due to the net proceeds of approximately $144.9 million from our IPO, net of other offering costs and $14.1 million from the exercise of stock options and purchases made under our ESPP, offset by cash payments of $71.0 million for tax payments related to employee stock based awards withheld upon vesting and of $0.6 million for accumulated dividends on our Series A convertible preferred stock.
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
In connection with these existing license agreements, as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $17.1 million for all historical product sales as of December 31, 2022. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets in our consolidated balance sheets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2027 and have total annual payments of less than $5.0 million each year.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, net sales, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
We derive our revenue primarily from the sale of televisions and sound bars, advertising and data services. Revenue is recognized when control of the promised goods or services is transferred to our retailers and partners, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We apply a five-step approach as defined in Financial Accounting Standards Board (FASB) ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.
We sell products to certain retailers under terms that allow them to receive price protection on future price reductions and may provide for limited rights of return, discounts and advertising credits.
Device net revenue
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the retailer. Transfer of control occurs upon shipment or delivery to the retailer. Point in time recognition is determined as products to be sold represent an asset with an alternative use. Warranty returns have not been material and warranty-related services are not material.
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

For revenue from data licensing agreements with customers, the Company provides a right to access the entity's intellectual property as it exists throughout the license period. Control of each distinct data license transfers when it is uploaded or delivered to the customer. Data is delivered at least on a monthly basis during the data delivery phase of the contract. The transaction price for data services revenue includes both fixed and variable consideration. The performance obligations are satisfied over time during the license period. Revenue for the fixed consideration is recognized ratably beginning upon the first delivery of data throughout the remainder of the contract. Variable consideration is recorded when it is earned in accordance with the sales or usage-based royalty exception. We record revenue gross as we control the goods before they are transferred to the retailer; we are the primary obligor, who negotiate pricing with our retailers and assume the risk of bad debt.
Customer Allowances
We periodically grant certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, we will, in turn, negotiate with our manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. Our procedures for estimating amounts accrued as customer allowances are based upon historical experience and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the consolidated balance sheets in accrued expenses and recorded in the consolidated statements of operations as a reduction of net revenue. The amount for accrued price protection was $57.6 million and $67.2 million for the years ended December 31, 2022, and 2021, respectively.
Patent Litigation Matters
We operate in an industry where there may be certain claims made against us related to patent infringement matters. We accrue for these claims whenever we determine that an unfavorable outcome is probable, and the liability is reasonably estimable. The amount of the accrual is estimated based on our review of each individual claim, including the type and facts of the claim and our assessment of the merits of the claim. Since these patent infringement matters can be very complex and require significant judgment, we often utilize external legal counsel and other subject matter experts to assist us in defending against such claims. These accruals are reviewed at least on a quarterly basis and adjusted to reflect the impact of recent negotiations, settlements, court rulings, advice from legal counsel and other subject matter experts and any other events pertaining to the case. Although we take considerable measures to mitigate our exposure in these matters, including indemnification agreements with our manufacturers, litigation is inherently unpredictable. However, we believe that we have valid defenses and adequate indemnifications with respect to our pending legal matters against us as well as adequate provisions for any probable and estimable losses. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any pending legal matter will have a material adverse effect on our consolidated financial statements. Additionally, there were no material legal matters that required an accrual as of December 31, 2022.
Recent Accounting Pronouncements
Please refer to Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for recently issued and adopted accounting standards.
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
Interest Rate Risk
As of December 31, 2022, we did not have any long-term debt outstanding under our credit facility. Our credit facility bears interest at a variable rate equal to LIBOR (or its replacement) plus 0.50% per annum. A hypothetical 10% relative increase or decrease in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VIZIO Holding Corp.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of VIZIO Holding Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued customer price protection incentives
As discussed in Note 2(m) to the consolidated financial statements, the Company periodically grants certain sales discounts and incentives to customers, such as price protection, which are treated as variable consideration for purposes of determining the transaction price. Price protection incentives are accrued for when the related product sale is recognized. The accrual for price protection incentives consists of estimated revenue deductions for future payments to customers. The Company estimates accrued price protection based upon historical experience and current market conditions. As of December 31, 2022, amounts recorded for customer price protection incentives within accrued expenses were $57.6 million.

We identified the evaluation of accrued price protection incentives as a critical audit matter. Complex auditor judgment was required to assess the accrued price protection incentives and the length of time between when a sale is made and when the related price protection incentive is settled by the Company.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
VIZIO Holding Corp.:

Opinion on Internal Control Over Financial Reporting
We have audited VIZIO Holding Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffectively designed controls that address the completeness, accuracy and reliability of information used in the Company’s accrual of price protection incentives has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Los Angeles, California
March 1, 2023

VIZIO Holding Corp.
Consolidated Balance Sheets
(In millions, except par values)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$288.7	$331.6
Short-term investments	58.9	—
Accounts receivable, net	357.9	375.1
Other receivables due from related parties	2.2	5.1
Inventories	15.5	11.9
Income tax receivable	1.7	26.2
Prepaid and other current assets	53.5	84.8
Total current assets	778.4	834.7
Property, equipment and software, net	19.9	10.3
Goodwill	44.8	44.8
Deferred income taxes	51.2	30.4
Other assets	21.4	15.6
Total assets	$915.7	$935.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$148.2	$224.8
Accounts payable	117.2	118.9
Accrued expenses	204.9	185.8
Accrued royalties	47.4	56.8
Other current liabilities	5.5	4.8
Total current liabilities	523.2	591.1
Other long-term liabilities	18.8	14.1
Total liabilities	542.0	605.2
Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of December 31, 2022 and 2021 •Class A, 121.9 and 116.4 shares issued and 118.1 and 113.2 outstanding as of December 31, 2022 and 2021, respectively •Class B, 76.8 shares issued and outstanding as of December 31, 2022 and 2021, and •Class C, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid in capital	366.9	323.3
Accumulated other comprehensive loss	(0.3)	(0.2)
Retained earnings	7.1	7.5
Total stockholders’ equity	373.7	330.6
Total liabilities and stockholders’ equity	$915.7	$935.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO Holding Corp.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenue:
Device	$1,384.9	$1,815.3	$1,895.3
Platform+	477.9	308.7	147.2
Total net revenue	1,862.8	2,124.0	2,042.5
Cost of goods sold:
Device	1,368.9	1,699.6	1,710.8
Platform+	181.4	98.1	35.3
Total cost of goods sold	1,550.3	1,797.7	1,746.1
Gross profit:
Device	16.0	115.7	184.5
Platform+	296.5	210.6	111.9
Total gross profit	312.5	326.3	296.4
Operating expenses:
Selling, general and administrative	220.7	286.1	115.8
Marketing	41.1	32.8	31.3
Research and development	40.8	34.2	15.1
Depreciation and amortization	3.6	2.8	2.3
Total operating expenses	306.2	355.9	164.5
Income (loss) from operations	6.3	(29.6)	131.9
Interest income, net	1.6	0.3	—
Other (expense) income, net	(1.3)	3.0	0.5
Total non-operating income	0.3	3.3	0.5
Income (loss) before income taxes	6.6	(26.3)	132.4
Provision for income taxes	7.0	13.1	29.9
Net (loss) income	$(0.4)	$(39.4)	$102.5

Net (loss) income per share attributable to common stockholders:
Basic	$(0.00)	$(0.22)	$0.56
Diluted	$(0.00)	$(0.22)	$0.55
Weighted-average common shares outstanding:
Basic	193.1	175.5	144.4
Diluted	193.1	175.5	147.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO Holding Corp.
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(0.4)	$(39.4)	$102.5
Other comprehensive (loss) income:
Foreign currency translation adjustments	(0.1)	(1.1)	0.7
Comprehensive (loss) income	$(0.5)	$(40.5)	$103.2

VIZIO Holding Corp.
Consolidated Statements Stockholders’ Equity
(In millions)

	Series A Convertible (3) Preferred Stock		Common Stock (1)(2)			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Class A	Class B	Additional Paid-In Capital
Balance at December 31, 2019	0.1	$2.4	150.6	—	$93.9	$0.2	$(55.5)	$41.0
Share-based compensation expense	—	—	—	—	4.8	—	—	4.8
Shares issued pursuant to incentive award plans	—	—	0.2	—	0.2	—	—	0.2
Accretion of preferred stock dividends	—	0.2	—	—	—	—	(0.1)	0.1
Foreign currency translation	—	—	—	—	—	0.7	—	0.7
Net income	—	—	—	—	—	—	102.5	102.5
Balance at December 31, 2020	0.1	2.6	150.8	—	98.9	0.9	46.9	149.3
Share-based compensation expense	—	—	—	—	134.4	—	—	134.4
Shares issued pursuant to incentive award plans	—	—	9.5	—	14.1	—	—	14.1
Payment of preferred stock dividends	—	(0.6)	—	—	—		—	(0.6)
Conversion of preferred stock	(0.1)	(2.0)	30.3	—	2.0	—	—	—
Sale of common stock, net of $13.7 million of stock issuance costs	—	—	7.6	—	144.9	—	—	144.9
Shares withheld to cover withholding taxes for stock awards	—	—	(3.2)	—	(71.0)	—	—	(71.0)
Conversion of Class A shares into Class B	—	—	(98.3)	98.3	—	—	—	—
Conversion of Class B shares into Class A	—	—	21.5	(21.5)	—	—	—	—
RSA forfeiture	—	—	(5.0)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(1.1)	—	(1.1)
Net loss	—	—	—	—	—	—	(39.4)	(39.4)
Balance at December 31, 2021	—	—	113.2	76.8	323.3	(0.2)	7.5	330.6
Share-based compensation expense	—	—	—	—	42.5	—	—	42.5
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	4.9	—	1.1	—	—	1.1
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(0.4)	(0.4)
Balance at December 31, 2022	—	$—	118.1	76.8	$366.9	$(0.3)	$7.1	$373.7
(1) As of December 31, 2022 and 2021, the par value on common stock outstanding was $20 thousand and $19 thousand, respectively
(2) There were no shares of Class C common stock issued or outstanding in any of the periods presented
(3) There were no shares of Preferred Stock outstanding as of December 31, 2022 and 2021

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

VIZIO Holding Corp..
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(0.4)	$(39.4)	$102.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3.6	2.8	2.3
Amortization of discount on investments	(0.6)	—	—
Change in fair value of investment securities	0.9	—	—
Deferred income taxes	(20.8)	(3.7)	1.9
Share-based compensation expense	42.5	134.4	4.8
Change in allowance for doubtful accounts	0.1	—	—
Changes in operating assets and liabilities:
Accounts receivable	17.0	30.5	(44.8)
Other receivables due from related parties	2.9	(4.1)	4.4
Inventories	(3.7)	(1.4)	2.7
Income taxes receivable	24.5	(24.9)	(0.5)
Prepaid and other current assets	31.3	(30.0)	(19.5)
Other assets	(4.8)	(1.6)	(4.4)
Accounts payable due to related parties	(76.6)	15.4	(16.5)
Accounts payable	(1.7)	(47.9)	2.1
Accrued expenses	19.1	30.5	(5.5)
Accrued royalties	(9.4)	(24.3)	(3.6)
Other current liabilities	0.6	(0.3)	3.5
Other long-term liabilities	4.6	5.9	2.9
Net cash provided by operating activities	29.1	41.9	32.3
Cash flows from investing activities:
Purchases of property and equipment	(13.1)	(4.4)	(1.8)
Purchase of investments	(74.9)	(0.2)	—
Sales and maturities of investments	15.0	—	—
Net cash used in investing activities	(73.0)	(4.6)	(1.8)
Cash flows from financing activities:
Proceeds from exercise of stock options	12.0	12.4	0.2
Payment of dividends on Series A convertible preferred stock	—	(0.6)	—
Proceeds from IPO, net of $10.7 in direct offering costs	—	148.0	—
Payments of other offering costs	—	(2.8)	—
Withholding taxes paid on behalf of employees on net settled share-based awards	(12.0)	(71.0)	—
Proceeds from sale of stock under ESPP	1.1	1.7	—
Net cash provided by financing activities	1.1	87.7	0.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.1)	0.4
Net (decrease) increase in cash and cash equivalents	(42.9)	123.9	31.1
Cash and cash equivalents at beginning of year	331.6	207.7	176.6
Cash and cash equivalents at end of year	$288.7	$331.6	$207.7
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3.7	$36.1	$27.6
Cash paid for interest	$0.2	$0.2	$0.2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7.3	$3.6	$5.2
Cash paid for amounts included in the measurement of operating lease liabilities	$3.6	$2.9	$2.5
IPO costs not yet paid	$—	$0.3	$—

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
The Company develops high-performance Smart televisions (“Smart TVs”), sound bars, and accessories. These products are sold to retailers and through online channels throughout the United States. Additionally, in 2020 VIZIO launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence and services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree+. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
VIZIO purchases all of its products from manufacturers based in Asia. Since inception, the Company had purchased a portion of its televisions from one manufacturer who holds a noncontrolling interest in the Company through its ownership of Class A common stock; however, since 2021 the Company did not make any material purchases from this manufacturer. Since 2012, VIZIO has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of Class A common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
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
Immediately prior to the completion of the IPO, 134,736 shares of Series A redeemable convertible preferred stock then outstanding converted into 30,315,600 shares of Class A common stock. Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 1,000,000,000 shares of Class A common stock, 200,000,000 shares of Class B common stock, 150,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock. Immediately after the conversion and prior to the completion of the IPO, a total of 98,633,025 shares of Class A common stock held by William Wang and his respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock and Class C common stock. See Note 14 to these consolidated financial statements for further information.
Note 2. Summary of Significant Accounting Policies
(a)Basis of Consolidation
The consolidated financial statements include the accounts of VIZIO and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company considers the U.S. dollar as its reporting currency. The functional currency of most of the foreign subsidiaries is the U.S. dollar. Translation adjustments for subsidiaries where the functional currency is its local currency are included in other comprehensive (loss) income. Foreign currency transaction gains (losses) resulting from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are reported in the consolidated statements of operations.
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
(c)Short-term investments
Short-term investments consist of U.S. treasury bills we have purchased with an original maturity date of greater than three months, but less than 12 months.
(d)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due to VIZIO from sales arrangements executed under normal business activities and are recorded at invoiced amounts which is the amount VIZIO expects to be entitled to receive. The Company presents the aggregate accounts receivable balance net of an allowance for doubtful accounts and extends credit to its customers and mitigates a portion of the Company’s credit risk through credit insurance. Generally, collateral or other security is not required for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of the aging of accounts receivable, assessment of collectibility, customer specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past-due balances are assessed by management on a monthly basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collections. Although VIZIO expects to collect amounts due, actual collections may differ from estimated amounts.

(e)Concentrations of Credit Risk
Financial instruments that potentially create significant concentrations of credit risk consist principally of accounts receivable and cash in banks. The Company maintains its cash balances at various financial institutions. At times, such balances may exceed federally insured limits. No losses have been experienced in any such accounts.
(f)Inventories
Inventories are stated at the lower of cost, using the first-in, first-out method, or net realizable value. Inventories are reviewed for excess and obsolescence based upon demand forecasts for a specific time horizon. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. For inventories related to certain manufacturers, VIZIO may be contractually required to purchase this inventory if the product is (i) requested by VIZIO, (ii) received at the manufacturers’ warehouse on an agreed-upon receipt date, and (iii) remains unsold after a predetermined period, which generally exceeds 30 to 45 days.
(g)Property, Equipment, and Software, net
Property and equipment are recorded at historical cost, less accumulated depreciation and impairment, if applicable. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings	39
Machinery and equipment	5
Furniture and fixtures	7
Computer and software	3
Automobiles	5
Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets. Maintenance and repairs are expensed as incurred.
Capitalized Software Development Costs
The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure and records these amounts within property, equipment and software, net. These costs include personnel related costs for employees (including salaries, bonuses, benefits, and share-based compensation) who are directly associated with and who devote time to software development projects, as well as contractor costs. Software development costs that do not qualify for capitalization are expensed as incurred and recorded as cost of goods sold, selling, general and administrative or research and development expenses in the consolidated statements of operations.
Software development activities typically consist of three stages: (1) the preliminary project stage; (2) the application development stage; and (3) the post implementation stage. Costs incurred in the preliminary and post implementation phases, including costs associated with training and repairs and maintenance, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application development stage, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
(h)Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company assessed the conclusion regarding segments and reporting units in conjunction with its annual goodwill impairment test, which is performed on the first day of the fourth quarter, and has determined that it has one reporting unit for the purposes of allocating and testing goodwill. All of the Company’s goodwill is attributable to the Platform+ reporting unit.

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
(i)Leases
The Company determines whether an arrangement is a lease at contract inception. Operating lease right-of-use assets are included in other assets, and lease liabilities are included in other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Operating lease charges are recorded in selling, general and administrative expenses in the consolidated statements of operations.
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
(j)Revenue Recognition
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
Device Net Revenue
The Company derives revenue primarily from the sale of televisions and sound bars. Revenue is recognized when control of the promised goods or services is transferred to the Company’s retailers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.
The Company sells its products to certain retailers under terms that allow the retailer to receive price protection on future price reductions and may provide for limited rights of return and discounts.
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
Platform+ Net Revenue
The Company generates Platform+ revenue through sales of advertising and other services, such as content distribution, subscription and transaction revenue shares, promotions, sales of branded channel buttons on remote controls and data licensing arrangements. The Company’s digital advertising inventory consists of inventory on WatchFree+ and its home screen along with ad inventory it obtains through its content provider and other third-party application agreements. The Company also re-sells video inventory that it purchases from content publishers and directly sells third-party inventory on a revenue share or cost-per-thousand (“CPM”) basis.
Revenue for advertising and related services is primarily generated by the sale of video and display advertising. Advertising is sold directly on a CPM basis and is evidenced by an Insertion Order (“IO”). The Company recognizes revenue as the number of impressions is measured and delivered, up to the amount identified in the IO. An IO may include multiple performance obligations to the extent it contains distinct advertising products or services. Advertising inventory may also be sold programmatically by which net revenues generated by the Company’s supply-side platforms are recognized. The Company recognizes revenue for advertising and related services on either a gross or net basis based on its determination as to whether it is acting as the principal in the revenue generation process or as an agent.
Subscription and transaction revenue is generated through revenue share agreements with content providers. These revenue share agreements generally apply to new subscriptions for accounts that sign up for new services or for purchases or rentals through the Company’s SmartCast operating system. The Company recognizes revenue on a net basis as it is deemed to be the agent between content publishers and consumers.
The Company sells content publishers placements of buttons on its remote controls that provide one-touch access to a third-party applications’ content. The Company typically receives a fixed fee per button for each TV and remote package sold or individually packaged remote unit sold over a defined distribution period. The Company’s only performance obligations for these arrangements are placement of the app button on the remote and delivery of the TV and remote to the retailer. Revenue is recognized at the point in time which transfer of title to the retailer occurs.
For revenue from data licensing agreements with customers, the Company provides a right to access the entity's intellectual property as it exists throughout the license period. Control of each distinct data license transfers when it is uploaded or delivered to the customer. Data is delivered at least on a monthly basis during the data delivery phase of the contract. The transaction price for data services revenue includes both fixed and variable consideration. The performance obligations are satisfied over time during the license period. Revenue for the fixed consideration is recognized ratably beginning upon the first delivery of data throughout the remainder of the contract. Variable consideration is recorded when it is earned in accordance with the sales or usage-based royalty exception.
(k)Shipping and Handling Costs
All shipping and handling costs related to purchases of inventory are included in the purchase price of each product negotiated with the manufacturer and recorded in inventory and classified in cost of goods sold. All shipping and handling costs charged to customers are treated as fulfillment costs and are presented within cost of goods sold.
(l)Recycling Costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $5.2 million, $7.9 million, and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in cost of goods sold in the accompanying consolidated statements of operations.
(m)Customer Allowances
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

The Company offers sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. The Company records cooperative advertising and market development fund programs with customers as a reduction to revenue unless the Company receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received. These arrangements are recorded as accrued liabilities. Cooperative advertising arrangements recorded as a reduction of net revenue totaled $7.2 million, $3.1 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(n)Selling, general and administrative
Selling, general and administrative expenses consist primarily of personnel related costs for employees, including salaries, bonuses, benefits, and share-based compensation, as well as consulting expenses, fees for professional services, facilities and information technology.
(o)Marketing Costs
Marketing expenses consist primarily of advertising and marketing promotions of the Company’s brand and products, including merchandising and display costs, media advertisement costs, promotional material creation costs, trade show and event costs, and sponsorship costs.
(p)Research and Development Costs
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
(q)Product Warranty
All products have a one or two-year limited warranty against manufacturing defects and workmanship. Although the Company is principally responsible for servicing warranty claims, substantially all product warranty expenses are reimbursed by the manufacturers under the Company’s standard product supply agreements.
(r)Income Taxes
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
(s)Net (Loss) Income Per Share
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

(t)Share-Based Compensation
Share-based compensation expense resulting from grants of employee stock options, restricted stock awards and restricted stock units (“RSUs”) is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. Stock option grant date fair values are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSUs is determined based on the fair value of the Company's common stock on the date of grant. Forfeitures are accounted for as they occur.
Under the Black-Scholes-Merton model, the determination of the grant date fair value of share-based awards is affected by the estimated fair value per share of our common stock as well as other subjective assumptions, the expected term of the share-based awards, expected stock price volatility, risk-free interest rates, and expected dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. As a result, if factors change or the Company uses different assumptions, share-based compensation expense could be materially different in the future.
(u)Recently Issued Accounting Guidance
Recent Accounting Standards Adopted:
In December 2019, the Financial Accounting Standards Board “(FASB”) issued guidance, Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting standard. The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification Topic 740 (“ASC 740”) as well as by improving consistent application of the topic by clarifying and amending existing guidance. This standard was effective for us for the year ended December 31, 2021. The adoption of this standard did not result in a material impact to our consolidated financial statements upon adoption.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its Consolidated Financial Statements.
(v)Subsequent Events
In connection with the preparation of these consolidated financial statements, the Company evaluated any subsequent events after the balance sheet date of December 31, 2022 and through March 1, 2023, the date that the financial statements were available to be issued.
Note 3. Net Revenue
The Company derives revenue primarily from the sale of televisions and sound bars, advertising and data services.
The Company has recorded $22.0 million of contract assets, which are recorded in other current assets in the accompanying consolidated balance sheets as of December 31, 2022. There were no material contract assets as of December 31, 2021. There were also no material contract liabilities as of December 31, 2022 or 2021. Contract assets and liabilities represent differences in the timing of billing compared to revenue recognized. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers accounted for more than 10% of net revenue in at least one of the fiscal years presented:

	Year Ended December 31,
	2022	2021	2020
Net Revenue:
Customer A	38%	40%	46%
Customer B	8%	11%	11%
Customer C	13%	12%	12%
Customer D	10%	10%	10%
Customer E	2%	5%	10%
Customer A and Customer C are affiliates under common control with one another. Collectively, they comprised 51%, 52% and 58% of the Company’s net revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 4. Investments
The Company purchased U.S. Treasury bills within the current year, which are recorded in Short-term investments in the accompanying consolidated balance sheets. We are classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of December 31, 2022, the maturity dates of all U.S Treasury bills were within 12 months. We review these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. During the year ended December 31, 2022, the Company did not recognize any impairment losses related to these securities. There were no such securities as of December 31, 2021.
The following table summarizes the Company’s short-term investments:

		As of December 31, 2022
	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$58.9	$—	$(0.2)	$58.7
Total		$58.9	$—	$(0.2)	$58.7
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	As of December 31,
	2022	2021
	(In millions)
Accounts receivable	$358.1	$375.2
Allowance for doubtful accounts	(0.2)	(0.1)
Total accounts receivable, net of allowances	$357.9	$375.1
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for allowance for doubtful accounts. For the year ended December 31, 2022, the Company recorded bad debt expense of $0.1 million. For the year ended December 31, 2021, bad debt expense was immaterial.
The following customers account for more than 10% of accounts receivable in at least one of the fiscal years presented:

	As of December 31,
	2022	2021
Accounts receivable:
Customer A	38%	44%
Customer B	6%	10%
Customer C	12%	10%
Customer A and Customer C, are affiliates under common control with one another. Collectively, they comprised 50% and 54% of our total accounts receivable as of December 31, 2022 and 2021, respectively.
Note 6. Inventories
Inventories consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Inventory on hand	$12.6	$5.3
Inventory in transit	2.9	6.6
Total inventory	$15.5	$11.9
Significant Manufacturers
The Company purchases a significant amount of its product inventory from certain manufacturers. The inventory is purchased under standard product supply agreements that outline the terms of the product delivery. Once all aspects of the product are agreed upon, the manufacturers are then responsible for transporting the product to their warehouses located in the United

States. The manufacturers are considered the importers of record and are required to insure the product as it is shipped to the warehouses. The title and risk of loss of the product typically passes to the Company upon shipment from the manufacturer’s warehouse in the United States to the customer. The product supply agreement stipulates that the manufacturer will (i) generally reimburse the Company for at least a portion of the price protection or sales concessions negotiated between the Company and customers on product purchased, and (ii) indemnify the Company against all liability resulting from valid and enforceable patent infringement with regard to product purchased under the agreement except if such infringement arises out of the Company’s modification or misuse of the product.
The Company has the following significant concentrations related to suppliers:

	Year Ended December 31,
	2022	2021
Inventory purchases:
Supplier A	22%	28%
Supplier B – related party	9%	13%
Supplier C	15%	8%
Supplier D – related party	45%	40%
The Company is currently reliant upon these manufacturers for products. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $3.0 million and $5.6 million due from the manufacturers as of December 31, 2022 and 2021, respectively. These amounts are in other receivables due from related parties and other current assets on our consolidated balance sheet. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the consolidated statements of operations as a reduction to cost of goods sold.
Note 7. Property, Equipment and Software
Property, equipment and software consist of the following:

	As of December 31,
	2022	2021
	(In millions)
Building	$10.1	$10.1
Machinery and equipment	2.0	1.6
Leasehold improvements	4.2	3.6
Furniture and fixtures	4.7	3.2
Computer and software	17.7	22.7
Construction in progress	4.8	—
Total property, equipment and software	43.5	41.2
Less accumulated depreciation and amortization	(23.6)	(30.9)
Total property, equipment and software, net	$19.9	$10.3
Depreciation and amortization expense for fixed assets was $3.6 million, $2.8 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 8. Segment Information
Operating segments are components of an enterprise for which discrete financial reporting information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the CODM. The CODM views the Company’s operations and manages the businesses as two operating segments, which are also the Company’s reportable segments: (i) Device, and (ii) Platform+. The CODM reviews the operating results of these segments on a regular basis and allocates company resources to these two segments based on the needs of each segment and the availability of resources. The Company assesses its determination of operating segments at least annually.
Segment revenue and gross profit are disclosed on the face of the statement of operations.

Note 9. Goodwill
The Company’s goodwill balance was $44.8 million as of December 31, 2022 and 2021. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.
No goodwill impairment was recorded for the years ended December 31, 2022, 2021 and 2020.
Note 10. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	As of December 31,
	2022	2021
	(In millions)
Accrued price protection	$57.6	$67.2
Accrued other customer related expenses	49.5	48.4
Accrued supplier/partner related expenses	54.0	39.2
Accrued payroll expenses	36.1	21.6
Accrued other expenses	7.7	9.4
Total accrued expenses	$204.9	$185.8
Note 11. Accrued Royalties
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
A summary of future commitments on royalty obligations as of December 31, 2022 is as follows (in millions):

2023	$8.4
2024	5.2
2025	3.0
2026	0.5
2027 and thereafter	—
Total	$17.1
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $24.8 million and $32.5 million has been recorded as of December 31, 2022 and 2021, respectively, as part of accrued royalties. Any patent infringement lawsuit in which VIZIO is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
In certain instances, the Company administers refundable deposits on behalf of its manufacturers for asserted intellectual property infringement claims and related active litigation in accordance with the terms of the supply agreements. The use of the refundable deposits is limited to the resolution or settlement of these claims and active cases. Management reviews the nature of these claims and active cases with the manufacturers on a periodic basis. The deposit amounts received and recorded are determined and adjusted quarterly based on mutual consent of both parties and using all available information at that time. In the event of an unfavorable resolution or settlement that exceeds the amount recorded as a refundable deposit, the excess shall be paid by VIZIO and then reimbursed by the manufacturer in accordance with the contractual indemnification provisions in the product supply agreement. Refundable deposits of $22.6 million and $24.3 million have been recorded as of December 31, 2022 and 2021, respectively, which are presented within accrued royalties in the consolidated balance sheets.

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
The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

		As of December 31,
	Classification	2022	2021
Assets:
Right of use assets	Other assets	$14.0	$8.9
Liabilities:
Lease liabilities-current	Other current liabilities	$3.5	$2.4
Lease liabilities-noncurrent	Other long-term liabilities	$11.5	$6.5
Weighted Average Remaining Lease term		4.1 years	4.2 years
Weighted Average Discount Rate		4.90%	3.70%
The following operating lease costs were included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating lease costs	$5.4	$4.1	$2.8
The table below reconciles the undiscounted cash flows of the operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2022.

(In millions)
2023	$4.4
2024	4.1
2025	3.7
2026	3.1
2027 and thereafter	1.4
Total minimum lease payments	16.7
Less imputed interest	(1.7)
Total lease liabilities	$15.0
The future lease payments above exclude future minimum sublease income due under noncancelable subleases as of December 31, 2022 which are not material.
VIZIO has a 13% ownership interest in Spyglass Tesla LLC (Spyglass), a corporation that owns and manages the building in which VIZIO maintains its corporate headquarters in Irvine, California. Spyglass is principally owned by two related parties, and VIZIO does not have significant influence over the operations and governance of Spyglass. As such, the Company accounts for the $0.5 million investment in the members’ equity of Spyglass as an investment in equity securities without a readily determinable fair value, which is included in other assets in the consolidated balance sheets as of December 31, 2022 and 2021. Additionally, VIZIO is party to a noncancelable operating lease with Spyglass, which will expire in January 2027. Net rent expense under this operating lease was approximately $1.0 million, $0.7 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In 2011, the Company purchased a building adjacent to the corporate headquarters and in 2015, the Company leased a building near the corporate headquarters. The Company leases and subleases available office space in those buildings to manufacturers and other third parties and recognizes rental income. For the years ended December 31, 2022, 2021 and 2020, rental income from tenants was approximately $0.4 million in each year.

Note 13. Commitments and Contingencies
(a)Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of December 31, 2022, no liabilities were recorded related to this supply commitment.
(b)Revolving Credit Facility
The Company is party to a credit agreement with Bank of America, N.A. (as amended, the “Credit Agreement”), which provides for a revolving credit line of up to $50.0 million, maturing April 13, 2024, for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the Credit Agreement is collateralized by substantially all of the Company’s assets. In addition to extending the maturity date to April 13, 2024, the amendment to the Credit Agreement, which the Company entered into on April 13, 2021, contained (i) an update to provide for use of a LIBOR successor rate and (ii) a change in the definition of Availability Reserve and Borrowing Base. In connection with the amendment, the Company paid a fee of $75,000 in the second quarter of 2021.
Unused fees related to this line of credit were not material in any of the years presented. The Company is in compliance with all required financial covenants as of December 31, 2022 and 2021.
(c)Legal Matters
Advanced Micro Devices, Inc. (AMD) presented the Company with a claim letter dated May 11, 2015 in which AMD claimed the Company is infringing its patents that cover graphics processing and semiconductor technologies. On January 23 and 24, 2017, respectively, AMD filed complaints in the U.S. District Court for the District of Delaware and the International Trade Commission (ITC) alleging infringement of AMD’s U.S. patents. On August 22, 2018, the ITC ruled against VIZIO and recommended limited exclusion and cease and desist orders. On August 30, 2018, the parties entered into a settlement agreement including payments of $39.0 million in total, and the cases were subsequently dismissed. Of the $39.0 million settlement outlined in the agreement, $15.0 million was negotiated to apply to the release for units shipped prior to the effective date of the agreement which is indemnified by VIZIO’s suppliers. This is reflected in the first three payments due to AMD under the license, which were paid by the end of 2018. Payments beginning with the fourth payment are scheduled on an annual basis in May of each subsequent calendar year for payment of ongoing license from September 2018 and included in accrued royalties in note 11 to these consolidated financial statements. In connection with the IPO, approximately $14.0 million in payments were accelerated and paid during second quarter of 2021.
In November 2020, the Company entered into a settlement agreement with AmTRAN Technology Co., Ltd., or AmTRAN and one of its subsidiaries. AmTRAN was a beneficial holder of more than 5% of the Company’s Series A convertible preferred stock. Pursuant to the settlement agreement, the Company agreed, among other things, to pay AmTRAN approximately $8.2 million. In return, on November 23, 2020 AmTRAN terminated its security agreement. AmTRAN further agreed to pay outstanding fees owed by it for IP licenses related to the manufacturing of the Company’s devices. The parties further agreed that VIZIO would continue to maintain a reserve for payment of future claims attributable to devices manufactured by AmTRAN. As of December 31, 2022, VIZIO continued to maintain this reserve, subject to further reconciliation and distribution.
On August 20, 2021, Maxell, Ltd. and Maxell Holdings, Ltd. (collectively, “Maxell”) filed a complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe several of their patents related to various television-related technologies. See Maxell, Ltd., et al. v. VIZIO, Inc., Case No. 2:21-cv-6758 (C.D. Cal.). This case is in the discovery stage. The Company disputes the claims and intends to defend the lawsuit vigorously.
Additionally, on September 15, 2022, Maxell filed a complaint with the International Trade Commission against the Company alleging the Company's TVs infringe several of its patents related to various television-related technologies, and on October 18, 2022, the International Trade Commission instituted an investigation based on Maxell’s complaint. See In the Matter of Certain Smart Televisions, Inv. No. 337-TA-1338 (ITC). This investigation is in the discovery stage. The Company disputes the claims and intends to defend the investigation vigorously.

On October 24, 2022, DivX, LLC filed a complaint with the International Trade Commission against Amazon.com, Inc. and the Company alleging certain Amazon.com, Inc.’s products and the Company's TVs infringe several of its patents related to certain streaming media-related technologies. See In the Matter of Certain Video Processing Devices and Components Thereof, Inv. No. 337-TA-1343 (ITC). On October 24, 2022, DivX, LLC also filed a companion complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe the same patents. See DivX, LLC v. VIZIO, Inc., Case No. 8:22-cv-01955 (C.D. Cal.). The ITC matter is in the discovery stage, while the district court case has been stayed pending the outcome of the ITC investigation. The Company disputes the claims and intends to defend the matters vigorously.
Note 14. Stockholders’ Equity
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
Dividend Rate: The holders of Series A convertible preferred stock were entitled to receive cumulative dividends in preference to any dividends on the Company’s outstanding common stock at the per annum rate of 6% of the stated value when and as declared by the Board of Directors. Accumulated preferred dividends were $0 and $0.6 million at December 31, 2022 and 2021, respectively.
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
Common Stock
As of December 31, 2022, pursuant to the terms of the Restated Certificate, the Company is authorized to issue 1,350,000,000 shares of common stock with $0.0001 par value, of which 198,723,478 shares are issued and 194,893,657 outstanding. The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
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
Note 15. Share-Based Compensation
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

The Company’s 2007 Incentive Award Plan (the “2007 Plan”), which the Board of Directors had adopted in 2007, was terminated in connection with the adoption of the 2017 Plan. Any outstanding awards that had been granted under the 2007 Plan prior to its termination remain outstanding, subject to the terms of the 2007 Plan and awards agreements, until such awards vest and are exercised (as applicable) or until they terminate or expire by their terms. As of December 31, 2022, options to purchase a total of 718,757 shares of Class A common stock remained outstanding and subject to the terms of the 2007 Plan. The awards under the 2007 Plan have a term of not more than 10 years and the vesting of the awards was set at the discretion of the Board of Directors upon grant but is not expected to exceed four years for any grant. All awards are subject to forfeiture within 90 days if employment or other services terminate prior to the vesting of the awards. Grants are no longer permitted from the 2007 Plan.
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
The grant date fair value of stock options are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSUs is determined based on the fair value of the Company's common stock on the date of grant.
Stock Option Awards
The Company has two equity incentive plans as noted above, the 2017 Plan and the 2007 Plan, collectively, the “Plans”. A summary of the status of the Company’s stock option plans for the years ended December 31, 2022 and 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding as of December 31, 2020	16.4	$4.16	7.1	$71.9
Granted	2.9	18.55
Exercised	(4.0)	3.15		$23.6
Forfeited	(0.9)	11.67
Outstanding as of December 31, 2021	14.4	6.80	6.8	$181.4
Granted	5.0	8.99
Exercised	(3.2)	3.39		$26.7
Forfeited	(1.3)	10.99
Cancelled	(0.5)	$8.60
Outstanding as of December 31, 2022	14.4	$3.88	7.0	$54.1
Stock options vested and exercisable as of December 31, 2022	7.6	$2.80	5.4	$36.1

	Year Ended December 31,
	2022	2021
Weighted average grant date fair value of stock options granted during the year	$4.00	$9.22

A summary of the nonvested stock options for the years ended December 31, 2022 and 2021 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Nonvested as of December 31, 2020	7.1	$1.64
Granted	2.9	9.22
Forfeited	(0.8)	6.53
Vested	(4.0)	4.02
Nonvested as of December 31, 2021	5.2	6.24
Granted	5.0	4.00
Forfeited	(1.3)	5.62
Cancelled	(0.4)	8.60
Vested	(1.7)	1.13
Nonvested as of December 31, 2022	6.8	$5.10
The following provides information on the weighted-average assumptions used for stock options granted during the years ended December 31, 2022, 2021, and 2020 as follows (shares in millions):

	Year Ended December 31,
	2022	2021	2020
Number of options granted	5.0	2.9	4.1
Volatility factor	45.8%	43.0%	40.5%
Expected term	6.25 years	6.25 years	6.25 years
Dividend yield	0.8%	1.1%	2.4%
Risk-free interest rate	2.8%	1.1%	0.4%
Fair market value per share of common stock approved by the Company’s Board of Directors at the time of grant	$8.99	$21.19	$7.33
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$4.00	$9.22	$2.22
The assumptions above include those used in determining the fair value of the December 2020 and February 2021 stock option awards for which the Company recognized additional share based compensation expense prior to the IPO which is further discussed below. The Company will recognize as expense the value of the options over the required service period from grant date, which is generally four years.
As of December 31, 2022, the Company had $27.9 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average vesting period of approximately 1.9 years.
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
On October 8, 2019, the Board of Directors granted a total of 234,000 restricted stock awards to members of senior management with a stock price of $5.39 per share. Under the terms of the grant, the vesting of the restricted stock awards was in four equal installments on the later of (x) grant date anniversary over four years or (y) the date of the IPO. For the years ended December 31, 2022 and 2021, the Company expensed $0.3 million and $0.7 million related to these awards, respectively.

Restricted Stock Units
RSU activity for the years ended December 31, 2022 and 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding as of December 31, 2020	2.0	$8.54
Granted	7.8	$20.65
Released	(5.4)	$17.58
Forfeited	(0.3)	$23.21
Outstanding as of December 31, 2021	4.1	$20.45
Granted	5.7	9.56
Released	(2.0)	19.41
Forfeited	(1.3)	15.55
Cancelled	(0.2)	$8.60
Outstanding as of December 31, 2022	6.3	$12.16
The grant-date fair value of restricted stock units granted during the years ended December 31, 2022 and 2021 was $54.3 million and $160.6 million, respectively. The Company will recognize as expense the value of the restricted stock units over the required service period from grant date, which is generally four years. The grant-date fair value of restricted stock units that vested during the year ended December 31, 2022 and 2021 was $38.0 million and $126.8 million, respectively. Total unrecognized compensation cost related to restricted stock units as of December 31, 2022 was $75.0 million which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
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
Under the 2021 ESPP, employees are eligible to purchase the Company’s common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. Unless otherwise determined by the Company’s board of directors, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date, subject to a limit of the lesser of (i) 1,000 shares of our common stock, or (ii) $12,500 divided by the fair market value of our common stock as of the first day of the offering period. For the years ended December 31, 2022 and 2021, the Company recognized approximately $0.9 million and $0.6 million, respectively, in stock based compensation expense related to the ESPP. As of December 31, 2022 and 2021, 305,190 and 94,739 shares of the Company’s common stock have been issued under this plan, respectively.
Share-based Compensation Expense
For the December 2020 and February 2021 stock options grants, the fair value of the Company’s common stock based on a third-party valuation was $8.54 per share however, after consideration of the difference between $8.54, the per share fair value of the Company’s Class A common stock used to record share-based compensation for certain equity awards granted in December 2020 and February 2021, and $22.00, which was the midpoint of the price range set forth on the cover page of the Company’s preliminary prospectus related to the Company’s IPO, the Company used a linear interpolated fair value from $8.54 to $22.00 to measure additional share-based compensation expense for its option and RSU grants made in December 2020, February 2021 and March 2021. As a result, the Company recorded additional share-based compensation expense of approximately $58.2 million in the year ended December 31, 2021. The Company expects to recognize additional share-based compensation expense of approximately $2.1 million and $1.7 million for the years ending December 31, 2023 and 2024, respectively, for the unvested portion of the December 2020 and February 2021 grants.
In August 2022, the Company entered into partial equity award cancellation agreements with three employees, which cancelled portions of stock options covering 0.5 million shares of the Company’s common stock and 0.2 million RSUs. The cancelled portions of these awards were unvested. The partial cancellation of these options and RSUs resulted in $3.2 million of additional share-based compensation expense being recognized upon cancellation related to the remaining unrecognized compensation.

Stock compensation expense for the years ended December 31, 2022, 2021 and 2020 of $42.5 million, $134.4 million, and $4.8 million, respectively, was recognized in the consolidated statements of operations. Of this amount, approximately $3.6 million and $2.9 million was allocated to cost of goods sold and research and development expense, for the years ended December 31, 2022 and 2021, respectively. The majority of this allocation was recognized as selling, general and administrative expense in the consolidated statements of operations. There was no such allocation for the year ended December 31, 2020.
Treasury stock
In connection with the vesting of share-based payment awards for certain employees, the Company agreed to withhold shares of common stock from these employees to cover the cost of the income tax withholdings due upon release of the awards. The total common stock withheld during the years ended December 31, 2022 and 2021, was 3.8 million and 3.2 million shares. As of December 31, 2022 and 2021, approximately $83.0 million and $71.0 million, respectively, is recorded as treasury stock as a reduction to additional paid-in capital in the consolidated balance sheets. The value of the treasury stock was measured based on closing market price of the common stock on the vest date. The treasury shares were not cancelled and are still considered issued as of December 31, 2022.
Note 16. Income Taxes
The components of Provision for income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$20.9	$14.7	$23.7
State	6.2	1.5	4.3
Foreign	0.7	0.6	—
Total current income tax expense	27.8	16.8	28.0
Deferred:
Federal	(17.6)	(2.2)	1.9
State	(3.2)	(1.5)	—
Total deferred income tax (benefit) expense	(20.8)	(3.7)	1.9
Total	$7.0	$13.1	$29.9

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	As of December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Accrued intellectual property	$5.4	$5.9
Stock compensation	3.1	3.1
Accrued rebates	8.6	10.7
Accrued legal fees	1.6	1.9
Accrued recycling fees	2.9	2.9
Accrued other	1.7	1.5
Leases	2.5	2.1
NOL carryforwards	2.2	2.2
Section 174 R&D capitalization	24.9	—
Other	3.0	4.6
	55.9	34.9
Less valuation allowance	(1.1)	(2.0)
Deferred tax assets	$54.8	$32.9
Deferred tax liabilities:
Federal impact of state taxes	$(1.4)	$(0.6)
Depreciation and amortization	(2.2)	(1.9)
Deferred tax liabilities	(3.6)	(2.5)
Net deferred tax assets	$51.2	$30.4
As of December 31, 2022, the Company has gross federal and state net operating loss carryforwards of $3.1 million and $10.4 million, respectively, which, if unused, will expire in years 2027 through 2037. A portion of the net operating losses are subject to annual limitations as a result of past acquisitions, which constitutes a change of ownership as defined under Internal Revenue Code Section 382. The Company believes that it is more likely than not that VIZIO will generate earnings in the future and will be able to realize the benefit of the net operating losses.
As of December 31, 2022 the Company has California net operating loss of $0.9 million and Federal and California tax credit carryforwards of $0.1 million generated from the pre-acquisition years and has provided a valuation allowance of $1.0 million of those California carryforwards since its entity’s relative apportionment percentage is effectively zero due to intercompany sales elimination for the combined group filing. The state tax credit has no expiration date.
The change to the valuation allowance was primarily due to an expired capital loss carryover, adjustment of the deferred tax assets related to foreign net operating losses, and the change in the state effective tax rates. VIZIO has maintained a valuation allowance of $0.8 million on the deferred tax assets related to state and foreign net operating losses and research and development credit carryforwards.
The income tax provision differs from the amount obtained by applying the statutory tax rate as follows:

	As of December 31,
	2022	2021	2020
	(In millions)
Income tax provision at statutory rate	$1.4	$(5.5)	$27.8
State income taxes (net of federal benefit)	2.2	2.5	4.8
Permanent tax differences	3.6	17.8	(0.1)
Tax differential on foreign earnings	0.1	0.1	(0.4)
Tax credits	(1.2)	(6.9)	(2.7)
Tax contingencies	0.3	4.6	1.0
Prior year adjustments	0.6	0.3	(0.2)
Other	—	0.2	(0.3)
Total provision for income taxes	$7.0	$13.1	$29.9

As of December 31, 2022, VIZIO has $7.3 million in liabilities for unrecognized tax benefits inclusive of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties, is as follow:

	As of December 31,
	2022	2021
	(In millions)
Unrecognized tax benefit at January 1	$7.0	$2.9
Gross increases – tax position in prior period	—	4.1
Gross increases – tax position in current period	0.4	—
Settlement	(0.7)	—
Unrecognized tax benefit at December 31	$6.7	$7.0
As of December 31, 2022 and 2021, unrecognized tax benefits of $6.3 million and $6.8 million, respectively, would affect the effective tax rate if recognized.
The total amount of interest and penalties related to unrecognized tax benefits in the consolidated statements of operations is $(0.2) million, $0.1 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total amount of interest and penalties related to unrecognized tax benefits in the consolidated balance sheets is $1.1 million and $1.3 million as of December 31, 2022 and 2021, respectively.
The Company recorded a provision for income taxes of $7.0 million resulting in an effective tax rate of 106%. The effective tax rate differs from the statutory tax rate of 21% primarily due to approximately $4.0 million for share-based compensation expense and the compensation deduction limitation on certain executive officers as a publicly held corporation included in permanent book-to-tax difference.
The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. For federal tax purposes, there is a 3-year statute of limitations and the Company is no longer subject to U.S. federal tax examinations for years prior to 2018 since the IRS federal income tax audit for 2015, 2016, and 2017 was completed in 2022. The Company is currently under audit for the Pennsylvania 2019 and 2020 state income tax returns. Although timing of the resolution and/or closure of the audit is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months. An uncertain tax position has been recognized for the proposed audit adjustments in the period ended December 31, 2022. The Company also files income tax returns in various foreign jurisdictions. The following tax years remain subject to examinations:

Major jurisdiction	Open years
China	2019-2021
Mexico	2017-2021
Note 17. Net (Loss) Income Per Share
The basic and diluted (loss) earnings per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares.
The Company considered the preferred shares and unvested options granted under the 2017 Plan to be participating securities. For each period presented, cumulative preferred dividends earned on preferred stock (where applicable) are subtracted from net (loss) income in calculating the net (loss) income attributable to common stockholders. For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred shares, common shares, and unvested stock options under the 2017 Incentive Plan as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic (loss) earnings per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted (loss) earnings per share represents net (loss) income divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the years ended December 31, 2022 and 2021, the potential dilutive shares were not included in the computation of diluted (loss) earnings per common share as the effect of including these shares in the calculation would have been anti-dilutive. For the year ended December 31, 2020, the potential dilutive shares relating to outstanding stock options were included in the computation of diluted earnings.

Basic and diluted (loss) earnings per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B
Numerator	(In millions, except per share amounts)
Net (loss) income	$(0.2)	$(0.2)	$(24.3)	$(15.1)	$102.5
Less: Undistributed accumulated dividends on preferred shares	—	—	—	—	(0.1)
Undistributed earnings	(0.2)	(0.2)	(24.3)	(15.1)	102.4
Less: Undistributed earnings attributable to participating securities	—	—	—	—	(22.2)
Net (loss) income attributable to common shareholders	$(0.2)	$(0.2)	$(24.3)	$(15.1)	$80.2
Denominator
Weighted-average common shares	116.3	76.8	108.1	67.4	144.4
Weighted-average effect of dilutive securities:
Employee stock options and RSUs	—	—	—	—	2.6
Weighted average common shares outstanding-diluted	116.3	76.8	108.1	67.4	147.0
Basic net (loss) income per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.22)	$(0.22)	$0.56
Diluted net (loss) income per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.22)	$(0.22)	$0.55
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	20.8		17.1	—	5.1
Note 18. Defined Contribution Retirement Plan
VIZIO maintains a 401(k) defined contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides for solely discretionary matching contributions on the employee deferred amounts. In the year ended December 31, 2022, the Company approved discretionary matching contributions of $2.6 million which will be funded in 2023. For the years ended December 31, 2021 and 2020, the Company approved discretionary matching contributions of $1.8 million and $0.9 million respectively, which were funded in March 2022 and 2021, respectively.
Note 19. Other Income, Net
On December 15, 2021, VIZIO entered into a Confidential Release and Settlement Agreement with a former insurance provider to settle a dispute regarding an insurance claim made in connection with the 2015 Cognitive Media Networks litigation. Under the Settlement Agreement, the Company agreed to abandon all past, present and future claims relating to the matter in return for $3.5 million in gross proceeds. The Company received the payment in 2021 and recognized net proceeds of $2.9 million as other income, net in the consolidated statements of operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.
Based on such evaluation, as a result of the material weakness in internal control over financial reporting that is described below in “Management's Report on Internal Control Over Financial Reporting,” our principal executive officer and principal financial officer determined that, as of December 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to a material weakness related to ineffectively designed controls that address the completeness, accuracy and reliability of information used in our controls over the accrual of price protection incentives.
There were no restatements of current period financial statements or prior period financial statements and no change in previously released financial results required as the result of these control deficiencies. However, the control deficiencies created a more than remote possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.
KPMG LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report expressing an adverse opinion on our internal control over financial reporting as of December 31, 2022, included in their report under Item 8 “Financial Statements and Supplementary Data.”
Remediation Plan for the Material Weakness
In order to remediate the material weakness, our management is in the process of implementing its remediation plan, which includes steps to design and implement new or revising existing controls to address the completeness, accuracy and reliability of the price protection program and quantity information used as the basis for price protection accruals. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter ended December 31, 2022, a material weakness in internal control over financial reporting was identified relating to an ineffectively designed control over the review of only certain journal entries. In response to the material weakness, we enhanced and formalized controls to review substantially all journal entries. Our management concluded that we remediated the material weakness as of December 31, 2022. Other than these remediation efforts and those described under “Remediation Plan for the Material Weakness” above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers, and Corporate
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA Auditor Firm ID: 185
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1/A	333-253682	3.2	3/16/2021
3.2	Amended and Restated Bylaws of the registrant	S-1/A	333-253682	3.4	3/16/2021
4.1	Form of Class A common stock certificate of the registrant	S-1/A	333-253682	4.1	3/16/2021
4.2*	Description of Capital Stock	10-K	001-40271	4.2	3/10/2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and officers	S-1	333-253682	10.1	3/01/2021
10.2+	2007 Incentive Award Plan, as amended, and forms of agreements thereunder	S-1/A	333-253682	10.2	3/16/2021
10.3+	Amended and Restated 2017 Incentive Award Plan and forms of agreements thereunder	10-Q	001-40271	10.1	5/12/2021
10.4+	2021 Employee Stock Purchase Plan, and forms of agreements thereunder	S-1/A	333-253682	10.4	3/16/2021
10.5+	2021 Executive Incentive Compensation Plan	S-1/A	333-253682	10.5	3/16/2021
10.6+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers	S-1/A	333-253682	10.6	3/16/2021
10.7+	Confirmatory Employment Letter between the registrant and William Wang, dated as of March 15, 2021	10-Q	001-40271	10.7	5/12/2021
10.8+	Confirmatory Employment Letter between the registrant and Adam Townsend, dated as of March 15, 2021	10-Q	001-40271	10.8	5/12/2021
10.9+	Confirmatory Employment Letter between the registrant and Ben Wong, dated as of March 15, 2021	10-Q	001-40271	10.9	5/12/2021
10.10+	Confirmatory Employment Letter between the registrant and Michael O’Donnell, dated as of February 14, 2022	8-K	001-40271	10.1	2/14/2022
10.11+	Amended and Restated Outside Director Compensation Policy	8-K	001-40271	99.1	2/27/2023
10.12	Loan and Security Agreement, dated April 13, 2016, by and between VIZIO, Inc. and Bank of America, N.A.	S-1	333-253682	10.7	3/01/2021
10.13	Amendment to Loan and Security Agreement, dated April 13, 2021, between VIZIO, Inc. and Bank of America, N.A.	10-Q	001-40271	10.12	5/12/2021
10.14	California Commercial Lease Agreement, dated January 29, 2007 by and between VIZIO, Inc. and Spyglass Tesla, LLC, as amended January 26, 2011, and August 11, 2017	S-1	333-253682	10.8	3/01/2021
10.15	Securities Purchase Agreement among VIZIO, Inc. and AFE, Inc. dated as of June 20, 2018	S-1/A	333-253682	10.11	3/16/2021
10.16	Securities Purchase Agreement among VIZIO, Inc. and Innolux Corporation dated as of June 20, 2018	S-1/A	333-253682	10.12	3/16/2021
10.17*	Fifth Amendment of California Commercial Lease Agreement, dated January 13, 2022, by and between VIZIO, Inc. and Spyglass Tesla, LLC	10-K	001-40271	10.18	3/10/2022
21.1	Subsidiaries of VIZIO Holding Corp.	S-1/A	333-253682	21.1	3/16/2021
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature pages hereto)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this first day of March, 2023.

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

SIGNATURE	TITLE	DATE

/s/ William Wang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2023
William Wang

/s/ Ben Wong	President and Chief Operating Officer	March 1, 2023
Ben Wong

/s/ Adam Townsend	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2023
Adam Townsend

/s/ John R. Burbank	Director	March 1, 2023
John R. Burbank

/s/ Vicky L. Free	Director	March 1, 2023
Vicky L. Free (Sistrunk)

/s/ Julia S. Gouw	Director	March 1, 2023
Julia S. Gouw

/s/ David E. Russell	Director	March 1, 2023
David E. Russell