Form 10-Q
period 2023-03-31
Vizio Holding Corp.
filed 2023-05-09
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 5, 2023, there were 118,658,330 shares of the registrant’s Class A common stock outstanding, 76,814,638 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
•our expectations regarding future financial and operating performance, including with respect to our Device business, and the growth of our Platform+ business;
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
•geopolitical events and volatile market conditions, that may affect manufacturing, supply chain and logistics;
•macroeconomic conditions, including uncertainty in the global banking and financial services sectors, rising inflation, recessionary fears and high interest rates, which may reduce consumer discretionary spending and advertising spending;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$210.2	$288.7
Short-term investments	118.7	58.9
Accounts receivable, net	297.7	357.9
Other receivables due from related parties	0.2	2.2
Inventories	13.8	15.5
Income tax receivable	2.3	1.7
Prepaid and other current assets	55.0	53.5
Total current assets	697.9	778.4
Property, equipment and software, net	21.9	19.9
Goodwill	44.8	44.8
Deferred income taxes	51.2	51.2
Other assets	25.9	21.4
Total assets	$841.7	$915.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$104.3	$148.2
Accounts payable	97.6	117.2
Accrued expenses	188.2	204.9
Accrued royalties	45.8	47.4
Other current liabilities	5.3	5.5
Total current liabilities	441.2	523.2
Other long-term liabilities	17.7	18.8
Total liabilities	458.9	542.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of March 31, 2023 and December 31, 2022 •Class A, 122.5 and 121.9 shares issued and 118.7 and 118.1 outstanding as of March 31, 2023 and December 31, 2022, respectively; •Class B, 76.8 shares issued and outstanding as of March 31, 2023 and December 31, 2022, and •Class C, no shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Additional paid-in capital	376.6	366.9
Accumulated other comprehensive loss	(0.3)	(0.3)
Retained earnings	6.5	7.1
Total stockholders’ equity	382.8	373.7
Total liabilities and stockholders’ equity	$841.7	$915.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenue:
Device	$231.2	$382.9
Platform+	125.5	102.6
Total net revenue	356.7	485.5
Cost of goods sold:
Device	229.6	375.0
Platform+	51.7	37.7
Total cost of goods sold	281.3	412.7
Gross profit:
Device	1.6	7.9
Platform+	73.8	64.9
Total gross profit	75.4	72.8
Operating expenses:
Selling, general and administrative	58.2	62.4
Marketing	7.6	13.3
Research and development	11.9	9.2
Depreciation and amortization	1.0	0.8
Total operating expenses	78.7	85.7
Loss from operations	(3.3)	(12.9)
Interest income, net	2.4	—
Total non-operating income, net	2.4	—
Loss before income taxes	(0.9)	(12.9)
Benefit from income taxes	(0.2)	(1.9)
Net loss	$(0.7)	$(11.0)

Net loss per share attributable to Class A and Class B stockholders:
Basic	$(0.00)	$(0.06)
Diluted	$(0.00)	$(0.06)
Weighted-average Class A and Class B common shares outstanding:
Basic	195.3	191.2
Diluted	195.3	191.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(0.7)	$(11.0)
Other comprehensive income:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(0.7)	$(11.0)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended March 31, 2023
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings(3)	Total(3)
	Shares	Amount	Class A	Class B
Balance at December 31, 2022	—	$—	118.1	76.8	$366.9	$(0.3)	$7.1	$373.7
Share-based compensation expense	—	—	—	—	8.0	—	—	$8.0
Shares issued pursuant to incentive award plans	—	—	0.6	—	1.7	—	—	$1.7
Foreign currency translation	—	—	—	—	—	—	—	$—
Net loss	—	—	—	—	—	—	(0.7)	$(0.7)
Balance at March 31, 2023	—	$—	118.7	76.8	$376.6	$(0.3)	$6.5	$382.8

	Three Months Ended March 31, 2022
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2021	—	$—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
Share-based compensation expense	—	—	—	—	16.5	—	—	16.5
Shares issued pursuant to incentive award plans, net of withholding taxes	—	—	2.6	—	(6.7)	—	—	(6.7)
Net loss	—	—	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2022	—	$—	115.8	76.8	$333.1	$(0.2)	$(3.5)	$329.4
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of March 31, 2023 and March 31, 2022.
(2) As of both March 31, 2023 and December 31, 2022, the par value on common stock outstanding was $20 thousand.
(3) Totals may not foot due to rounding.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(0.7)	$(11.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.8	0.8
Amortization of premium and discount on investments	(0.5)	—
Change in fair value of investment securities	(0.1)	—
Share-based compensation expense	8.2	16.5
Change in allowance for doubtful accounts	0.7	3.1
Changes in operating assets and liabilities:
Accounts receivable	59.5	51.0
Other receivables due from related parties	2.0	3.0
Inventories	1.7	(0.3)
Income taxes receivable	(0.6)	(3.0)
Prepaid and other current assets	(4.6)	0.1
Other assets	(2.9)	(2.8)
Accounts payable due to related parties	(43.9)	(71.0)
Accounts payable	(20.1)	26.0
Accrued expenses	(17.0)	(16.1)
Accrued royalties	(1.6)	(9.6)
Other current liabilities	(0.2)	0.5
Other long-term liabilities	(1.0)	2.3
Net cash used in operating activities	(19.3)	(10.5)
Cash flows from investing activities:
Purchase of property and equipment	(0.2)	(4.0)
Purchase of investments	(75.7)	(0.7)
Maturity of investments	15.0	—
Net cash used in investing activities	(60.9)	(4.7)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1.7	5.2
Withholding taxes paid on behalf of employees on net settled share-based awards	—	(11.9)
Net cash provided by (used in) financing activities	1.7	(6.7)
Effects of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(78.5)	(21.9)
Cash and cash equivalents at beginning of period	288.7	331.6
Cash and cash equivalents at end of period	$210.2	$309.7
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.4	$0.9
Cash paid for interest	$—	$0.1
Cash paid for amounts included in the measurement of operating lease liabilities	$1.2	$0.8
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.5	$3.5
Additions to property and equipment financed by accounts payable	$0.6	$—
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
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The Company has prepared these accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). These unaudited condensed consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company considers the U.S. dollar as its reporting currency. The functional currency of most of the foreign subsidiaries is the U.S. dollar. Translation adjustments for subsidiaries where the functional currency is its local currency are included in other comprehensive loss. Foreign currency transaction gains (losses) resulting from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are reported in the condensed consolidated statements of operations.
The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of the same date. The Company has condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023.
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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Note 3. Net Revenue
The Company disaggregates net revenue by (i) Device net revenue, and (ii) Platform+ net revenue, as it believes it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company derives Device net revenue primarily from the sale of televisions and sound bars. Revenue is recognized when control of the promised goods or services is transferred to the Company’s retailers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company sells its products to certain retailers under terms that allow the retailer to receive price protection on future price reductions and may provide for limited rights of return and discounts.
The Company generates Platform+ net revenue through sales of advertising and other services, such as content distribution, subscription and transaction revenue shares, promotions, sales of branded channel buttons on remote controls and data licensing arrangements. The Company’s digital advertising inventory consists of inventory on WatchFree+ and its home screen along with ad inventory it obtains through its content provider and other third-party application agreements. The Company also re-sells video inventory that it purchases from content publishers and directly sells third-party inventory on a revenue share or cost-per-thousand (“CPM”) basis.
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
As of March 31, 2023 and December 31, 2022, the Company recorded $26.7 million and $22.0 million of contract assets, respectively, which are recorded in other current assets in the accompanying condensed consolidated balance sheets. There were no material contract liabilities as of March 31, 2023 and December 31, 2022. Contract assets and liabilities represent differences in the timing of billing compared to revenue recognized. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended March 31,
	2023	2022
Net revenue:
Customer A	33%	40%
Customer B	11	13
Customer C	9	10
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 44% and 53% of the Company’s net revenue for the three months ended March 31, 2023 and March 31, 2022, respectively.
Note 4. Investments
The Company purchased U.S. Treasury bills within the current reporting period which are recorded in Short-term investments in the accompanying condensed consolidated balance sheets. We are classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of March 31, 2023, the maturity dates of all U.S Treasury bills were within 12 months. We review these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. During the three months ended March 31, 2023, the Company did not recognize any impairment losses related to these securities.

The following tables summarize the Company’s short-term investments:

		March 31, 2023
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$118.7	$—	$(0.1)	$118.6
Total		$118.7	$—	$(0.1)	$118.6

		December 31, 2022
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$58.9	$—	$(0.2)	$58.7
Total		$58.9	$—	$(0.2)	$58.7
When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions.
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	March 31, 2023	December 31, 2022
	(In millions)
Accounts receivable	$298.6	$358.1
Allowance for doubtful accounts	(0.9)	(0.2)
Total accounts receivable, net of allowances	$297.7	$357.9
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded bad debt expense of $0.7 million and $3.1 million, respectively.
The following customers account for more than 10% of accounts receivable:

	March 31, 2023	December 31, 2022
Net receivables:
Customer A	32%	38%
Customer B	11	12
Customer A and Customer B are affiliates under common control with one another. Their collective accounts receivable balance as of March 31, 2023 and December 31, 2022 was 43% and 50% of our total net receivables, respectively.
Note 6. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
	(In millions)
Inventory on hand	$10.9	$12.6
Inventory in transit	2.9	2.9
Total inventory	$13.8	$15.5
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended March 31,
	2023	2022
Inventory purchases:
Supplier A — related party	36%	44%
Supplier B	20	23
Supplier C	27	15
The Company is currently reliant upon these manufacturers for products. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $0.8 million and $3.0 million due from these manufacturers as of March 31, 2023 and December 31, 2022, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $2.1 million for both the three months ended March 31, 2023 and March 31, 2022, and are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 7. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	March 31, 2023	December 31, 2022
	(In millions)
Building	$10.1	$10.1
Machinery and equipment	2.0	2.0
Leasehold improvements	7.1	4.2
Furniture and fixtures	5.3	4.7
Computer and software	20.9	17.7
Construction in progress	1.1	4.8
Total property, equipment and software	46.5	43.5
Less accumulated depreciation and amortization	(24.6)	(23.6)
Total property, equipment and software, net	$21.9	$19.9
Depreciation and amortization expense was $1.8 million and $0.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Note 8. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
	(In millions)
Accrued price protection	$47.1	$57.6
Accrued other customer related expenses	56.1	49.5
Accrued supplier/partner related expenses	53.7	54.0
Accrued payroll expenses	19.7	36.1
Accrued other expenses	11.6	7.7
Total accrued expenses	$188.2	$204.9
Note 9. Accrued Royalties
A summary of future commitments on royalty obligations as of March 31, 2023 is as follows:

March 31, 2023
(In millions)
2023 (remaining)	$7.4
2024	7.6
2025	5.4
2026	0.5
2027 and thereafter	—
Total	$20.9
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $22.8 million and $24.8 million has been recorded as of March 31, 2023 and December 31, 2022, respectively, as part of Accrued royalties in the condensed consolidated balance sheets. Any patent infringement lawsuit in which the Company is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
Refundable deposits from suppliers of $23.0 million and $22.6 million have been recorded as of March 31, 2023 and December 31, 2022, respectively, which are presented within Accrued royalties in the condensed consolidated balance sheets.
In the ordinary course of business, the Company is currently party to, and management anticipates the Company will continue to be party to, various claims and suits including disputes arising over intellectual property rights and other matters. The Company intends to vigorously defend against such claims and suits; however, the ultimate outcome of such claims may remain unknown for some time. Based on all of the information available to date, management does not believe that there are any claims or suits that would have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
Note 10. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2028. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

	Classification	March 31, 2023	December 31, 2022
Assets:
Right-of-use asset	Other assets	$13.1	$14.0
Liabilities:
Current portion of lease liabilities	Other current liabilities	$3.5	$3.5
Long term portion of lease liabilities	Other long-term liabilities	$10.4	$11.5
Weighted-average remaining lease term		3.9	4.1
Weighted-average discount rate		4.9%	4.9%
Operating lease costs were $1.4 million and $1.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of March 31, 2023:

March 31, 2023
(In millions)
2023 (remainder)	$3.3
2024	4.2
2025	3.6
2026	3.0
2027	1.4
2028 and thereafter	0.1
Total minimum lease payments	15.6
Less imputed interest	(1.7)
Total lease liabilities	$13.9
Note 11. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of March 31, 2023, no liabilities were recorded related to this supply commitment.
Revolving Credit Facility
The Company is party to a credit agreement with Bank of America, N.A. (as amended, the “Credit Agreement”), which provides for a revolving credit line of up to $50.0 million maturing April 13, 2024, for the purposes of repurchasing certain outstanding shares of common stock held by a related party supplier and other general business requirements, including working capital. The Company’s indebtedness to Bank of America, N.A. under the Credit Agreement is collateralized by substantially all of the Company’s assets. In addition to extending the maturity date to April 13, 2024, the amendment to the Credit Agreement, which the Company entered into on April 13, 2021, contained (i) an update to provide for use of a London Interbank Offering Rate (“LIBOR”) successor rate and (ii) a change in the definition of Availability Reserve and Borrowing Base. In connection with the amendment, the Company paid a fee of $75,000 in the second quarter of 2021. Unused fees related to this line of credit were not material in any of the periods presented. For both the three months ended March 31, 2023 and March 31, 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
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
Additionally, on September 15, 2022, Maxell filed a complaint with the International Trade Commission against the Company alleging the Company's TVs infringe several of its patents related to various television-related technologies and on October 18, 2022, the International Trade Commission instituted an investigation based on Maxell’s complaint. See In the Matter of Certain Smart Televisions, Inv. No. 337-TA-1338. This investigation is in the expert discovery stage. The Company disputes the claims and intends to defend the investigation vigorously.
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

Note 12. Stockholders’ Equity
Preferred Stock
As of March 31, 2023, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
Common Stock
The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock.
Equity Incentive Plans
The Company has two equity incentive plans, the 2017 Incentive Award Plan (as amended, the “2017 Plan”) and the 2007 Incentive Award Plan (the “2007 Plan,” and together with the 2017 Plan, collectively, the “Plans”). The 2017 Plan replaced the 2007 Plan. Under the 2017 Plan, the Company is permitted to grant stock options, restricted stock units (“RSUs”) and restricted stock. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors.
Stock Option Awards
A summary of the Company’s stock option activity under the Plans as of March 31, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2022	14.4	$3.88	7.0	$54.1
Granted	0.1	8.98
Exercised	(0.4)	3.75
Forfeited and expired	(0.6)	11.68
Outstanding at March 31, 2023	13.5	$3.89	6.8	$71.7
Options vested and exercisable at March 31, 2023	7.2	$2.87	5.2	$45.5
The following presents the weighted-average grant date fair value for stock option awards granted during the three months ended March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Weighted average grant date fair value of stock options granted during the period	$4.49	$5.59
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model.
The following provides information on the weighted-average assumptions used for stock options granted during the three months ended March 31, 2023 and March 31, 2022 (shares in millions):

	March 31, 2023	March 31, 2022
Number of options granted	0.1	0.3
Volatility	45.9%	44.4%
Expected term (years)	6.25 years	6.25 years
Dividend yield	0.0%	0.8%
Risk-free interest rate	3.9%	1.7%
Fair value of common stock	$8.98	$13.51
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$4.49	$5.59
RSUs
The grant date fair values of the Company's RSUs are determined based on the fair value of the Company's common stock on the date of grant.

A summary of the Company’s activity related to RSUs as of March 31, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2022	6.3	$12.16
Granted	1.5	9.20
Vested	(0.1)	15.01
Forfeited	(0.5)	11.68
Outstanding at March 31, 2023	7.2	$11.72
Share-based Compensation Expense
Total share-based compensation expense was $8.2 million and $16.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. For the three months ended March 31, 2023 and March 31, 2022, $0.6 million and $0.4 million is included in Cost of goods sold, respectively, and $1.1 million and $0.3 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations.
As of March 31, 2023, the Company had $99.4 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize over a weighted average vesting period of approximately 2.0 years.
Note 13. Income Taxes
The Company recorded a tax benefit of $0.2 million, resulting in an effective tax rate of 22.9%, and $1.9 million, resulting in an effective tax rate of 14.6%, for the three months ended March 31, 2023 and March 31, 2022, respectively. For the three months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $0.2 million, federal and state combined, in permanent book-to-tax difference for the share-based compensation expense deduction limited on certain executive officers as a publicly held corporation. The tax provision for the three months ended March 31, 2023 includes a net income tax provision of $0.2 million for discrete items primarily due to excess tax benefits relating to share-based compensation.
Note 14. Net Loss Per Share
The Company computes earnings per share (“EPS”) of Class A and Class B common shares using the two-class method for participating securities.
Basic earnings per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period, inclusive of the effect of potential common shares, if dilutive. For the three months ended March 31, 2023 and March 31, 2022, the potential dilutive shares were not included in the computation of diluted loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

Basic and diluted loss per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net loss attributable to common stockholders - basic and diluted	$(0.4)	$(0.3)	$(6.6)	$(4.4)

Denominator:
Weighted-average common shares outstanding - basic	118.5	76.8	114.4	76.8
Weighted-average effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding - diluted	118.5	76.8	114.4	76.8

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.00)	$(0.00)	$(0.06)	$(0.06)
Diluted	$(0.00)	$(0.00)	$(0.06)	$(0.06)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	20.7		15.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth in Part II, Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the following terms have the respective meaning as defined below:
Ad-supported Video on Demand “AVOD”: Over-the-Top video services supported by serving ads. These include free platforms like YouTube TV, Pluto TV or our WatchFree+ as well as those, like Hulu, that charge a subscription fee in addition to serving ads.
Automatic Content Recognition “ACR”: Technology that tracks viewing data on Connected TVs. Advertisers and content providers use this data, among other things, to measure viewership reach and ad effectiveness.
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
Dynamic Ad Insertion “DAI”: Technology that seamlessly replaces TV ads with targeted ads from the Smart TV in real time, across multiple inputs.
Linear TV: Live, scheduled television programming distributed through cable, satellite or broadcast (antennae).
Multichannel Video Programming Distributor “MVPD”: A service provider that delivers multiple television channels over cable, satellite, or wireline or wireless networks (e.g., Comcast’s Xfinity cable TV and DISH satellite TV).
Over-the-Top “OTT”: Any app or website that bypasses MVPD distribution and provides streaming video content directly to viewers, over the internet (e.g., Disney+, Hulu, Netflix and YouTube TV).
Premium Video on Demand “PVOD”: Similar to TVOD, but lets consumers access premium on-demand content at a higher price point. Examples include feature films made available alongside, or in place of, a traditional movie theater release.
SmartCast: VIZIO’s proprietary Smart TV operating system. The software platform where consumers can access VIZIO’s WatchFree+ as well as a wide array of third-party OTT apps (e.g. Amazon Prime Video, Apple TV+, Disney+, Hulu, Netflix, Paramount+, Peacock and YouTube TV).
Smart TV: A television with built-in internet capability. Often includes an operating system.
Subscription Video on Demand “SVOD”: OTT services that generate revenue through selling subscriptions to consumers (e.g., Disney+ and Netflix).
Total Device Units Shipped: Smart TV units, soundbars, remotes and accessories shipped.
Transactional Video on Demand “TVOD”: Distribution method by which consumers purchase video-on-demand content to own or on a rental basis (e.g., Amazon Prime Video rentals and Fandango Now).
Virtual Multichannel Video Programming Distributor “vMVPD”: An MVPD that is delivered over the internet; interchangeable with “linear OTT” (e.g., Sling TV and YouTube TV).
VIZIO Account: A payment and subscription management solution, which provides a seamless way for VIZIO Smart TV users to subscribe to, track payments for and manage streaming services and take advantage of special offers.
WatchFree+: VIZIO’s ad-supported OTT app which offers access free of charge to viewers on VIZIO Smart TVs, to news, sports, movies and general entertainment TV shows on demand and in a format similar to Linear TV through programmed channels.
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
Financial and operating results for the three months ended March 31, 2023 as compared to the corresponding period of last year included:
•Net revenue of $356.7 million, compared to $485.5 million
•Platform+ net revenue of $125.5 million, up 22%
•Gross profit of $75.4 million, up 4%
•Platform+ gross profit of $73.8 million, up 14%
•Net loss of $0.7 million, compared to net loss of $11.0 million
•Adjusted EBITDA of $6.7 million, up 52%
•SmartCast Active Accounts of 17.5 million, up 12%
•SmartCast Hours of 4.9 billion, up 19%
•SmartCast Average Revenue Per User (“ARPU”) of $29.20, up 23%
Our Business Model
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
•Home screen: We offer ad placements on our SmartCast home screen to streaming services, studios and other consumer brands.
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
Content Distribution, Transactions and Promotion
•Branded buttons on remote controls: We offer partners who want the opportunity to place a button for their service on our VIZIO remote controls so that consumers can have quick access to their services.
•SVOD and vMVPD: We share revenue with SVOD and vMVPD services generated from new user subscriptions for their services that are activated or reactivated through VIZIO Account or referrals from our platform.
•PVOD and TVOD: We share revenue with PVOD and TVOD services for purchases of their services that are initiated on our platform.
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
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV units shipped and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended March 31, 2023, our Smart TV Shipments totaled 0.9 million, a 32% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At March 31, 2023, SmartCast Active Accounts were 17.5 million, representing a 12% year-over-year increase. This metric excludes approximately 3.4 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. For the three months ended March 31, 2023, Total VIZIO Hours were 9.0 billion, representing a 10% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. For the three months ended March 31, 2023, SmartCast Hours were 4.9 billion, representing a 19% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at March 31, 2023 was $29.20, representing a 23% year-over-year increase.

The following table presents a comparison of these key operational metrics for the three months ended March 31, 2023 to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(In millions, except SmartCast ARPU)
Smart TV Shipments	0.9	1.4
SmartCast Active Accounts (as of)	17.5	15.6
Total VIZIO Hours	8,992	8,208
SmartCast Hours	4,881	4,116
SmartCast ARPU	$29.20	$23.68
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.
Adjusted EBITDA
We define Adjusted EBITDA as total net loss before interest income, net, other income, net, benefit from income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
For the three months ended March 31, 2023, our net loss decreased to $0.7 million from a net loss of $11.0 million for the same period in the prior year, and Adjusted EBITDA increased $2.3 million, or 52%, year-over-year.
We use Adjusted EBITDA in conjunction with net loss as part of our overall assessment of our operating performance and the management of our working capital needs. Our definition of Adjusted EBITDA may differ from the definition used by other companies and therefore comparability may be limited. In addition, other companies may not publish Adjusted EBITDA or similar metrics. Furthermore, Adjusted EBITDA has certain limitations in that it does not include the impact of certain expenses that are reflected in our condensed consolidated statement of operations that are necessary to run our business. Thus, Adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, including net loss. We compensate for these limitations by providing a reconciliation of Adjusted EBITDA to net loss. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.
The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(Unaudited, in millions)
Net loss	$(0.7)	$(11.0)
Adjusted to exclude the following:
Interest income, net	(2.4)	—
Other income, net	—	—
Benefit from income taxes	(0.2)	(1.9)
Depreciation and amortization	1.8	0.8
Share-based compensation	8.2	16.5
Adjusted EBITDA	$6.7	$4.4
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, rising inflation, high interest rates, uncertainty and instability in the banking and financial services sectors, foreign currency fluctuations, lower consumer spending and geopolitical conflicts, including the conflict in Ukraine and tensions in the region surrounding the Taiwan Strait. These macroeconomic and geopolitical conditions have affected our business by, for example, causing our retail partners and consumers to purchase fewer Smart TVs or sound bars from us and has caused advertisers to be more cautious about spending. In order to manage our cost structure we have begun seeking opportunities to reduce the growth of our expenses primarily through slower hiring. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
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
Factors Affecting Performance
Device
Ability to Sell More Devices
Selling more devices is integral to our strategy of growing SmartCast Active Accounts, increasing engagement, and expanding advertising monetization opportunities, all of which we believe will ultimately lead to higher SmartCast ARPU. There are a variety of factors that drive the sales of our devices, including our sales and marketing efforts, the quality of our products, new product introductions, effective supply chain management, consumer demand, competitor pricing and relationships with retailers.
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
Seasonality
Historically, we have experienced the highest levels of our sales in the fourth quarter of the calendar year, coinciding with the holiday season in the United States, as advertisers tend to increase spending during the holidays. Given the seasonality of our revenue, fourth quarter sales are critical to our annual results.
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
Platform+ net revenue
We generate Platform+ net revenue through sales of advertising and related services, data licensing, sales of branded buttons on our remote controls and content distribution. Platform+ net revenue is driven in large part by the number of SmartCast Active Accounts and the amount of SmartCast Hours spent on our Smart TVs. Our digital ad inventory consists of inventory on WatchFree+ and our home screen along with ad inventory we obtain through agreements with content providers and other third-party application agreements. We also re-sell video inventory that we purchase from content providers and directly sell third-party inventory on a revenue share.
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
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold, and Device gross margin is Device gross profit expressed as a percentage of Device net revenue. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, competitor pricing, retailer margin and Device mix. We expect Device gross margin to fluctuate over time based on our ability to manage pricing through our supply chain and retailer network.
Platform+ gross profit
Our Platform+ gross profit represents Platform+ net revenue less Platform+ cost of goods sold, and Platform+ gross margin is Platform+ gross profit expressed as a percentage of Platform+ net revenue. As we continue to grow and scale our business, we expect Platform+ gross profit to increase over the long term. Our Platform+ gross profit has been and will continue to be affected by mix of advertising revenue, costs and availability of advertising inventory, costs of data services associated with delivering advertising campaigns, costs to acquire content from content providers and the timing of our third-party cloud services and other technology expenses, and we expect our Platform+ gross margins to fluctuate from period to period depending on the factors discussed above.
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
Marketing
Marketing expenses consist primarily of advertising and marketing promotions of our brand and products, including media advertisement costs, merchandising and display costs, trade show and event costs, and sponsorship costs. Over the long term we expect our marketing expense to increase in absolute dollars as we continue to promote our products and brand but fluctuate quarter to quarter depending on timing of our marketing initiatives.
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

Non-operating income, net
Non-operating income, net consists of interest income, net including interest earned on our financial institution deposits and interest expense on our credit facility and other income, net relating to activities not related to recurring operations.
Benefit from income taxes
Our benefit from income taxes consists of income taxes in the United States and related state jurisdictions in which we do business. Our effective tax rate will generally approximate the U.S. statutory income tax rate plus the apportionment of state income taxes based on the portion of taxable income allocable to each state. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense.
Should actual events or results differ from our current expectations, charges or credits to our benefit from income taxes may become necessary.
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(Unaudited, in millions)
Net revenue:
Device	$231.2	$382.9
Platform+	125.5	102.6
Total net revenue	356.7	485.5
Cost of goods sold:
Device	229.6	375.0
Platform+	51.7	37.7
Total cost of goods sold	281.3	412.7
Gross profit:
Device	1.6	7.9
Platform+	73.8	64.9
Total gross profit	75.4	72.8
Operating expenses:
Selling, general and administrative	58.2	62.4
Marketing	7.6	13.3
Research and development	11.9	9.2
Depreciation and amortization	1.0	0.8
Total operating expenses	78.7	85.7
Loss from operations	(3.3)	(12.9)
Interest income, net	2.4	—
Total non-operating income, net	2.4	—
Loss before income taxes	(0.9)	(12.9)
Benefit from income taxes	(0.2)	(1.9)
Net loss	$(0.7)	$(11.0)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
Net revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$231.2	$382.9	$(151.7)	(40)%
Platform+	125.5	102.6	22.9	22%
Total net revenue	$356.7	$485.5	$(128.8)	(27)%
Device net revenue
Device net revenue decreased $151.7 million, or 40%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in Device net revenue was primarily due to a 35% decrease in Total Device Units Shipped and a 7% decrease in our total Device average unit price. Shipments and average units price for both Smart TVs and sound bars decreased compared to the same period in 2022 primarily due to aggressive pricing from certain competitors and challenging consumer demand.
Platform+ net revenue
Platform+ net revenue increased $22.9 million, or 22%, for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in Platform+ net revenue was due to an increase in advertising revenue of $17.9 million, or 24%, from $75.9 million, and an increase in non-advertising revenue of $5.1 million, or 19% from $26.7 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts, SmartCast Hours and expansion in direct advertising relationships. The increase in non-advertising revenue was due to increased revenue generated from data licensing and content distribution.
Cost of goods sold, gross profit and gross margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$229.6	$375.0	$(145.4)	(39)%
Platform+	51.7	37.7	14.0	37%
Total cost of goods sold	$281.3	$412.7	$(131.4)	(32)%
Gross profit:
Device	$1.6	$7.9	$(6.3)	(80)%
Platform+	73.8	64.9	8.9	14%
Total gross profit	$75.4	$72.8	$2.6	4%
Gross margin:
Device gross margin	0.7%	2.1%
Platform+ gross margin	58.8%	63.3%
Total gross margin	21.1%	15.0%
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $145.4 million, or 39%, for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a 35% decrease in Total Device Units Shipped. Device gross margin decreased to 0.7% for the three months ended March 31, 2023, as compared to 2.1% in the same period in 2022, due to more competitive pricing for Smart TVs.

Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $14.0 million, or 37%, for the three months ended March 31, 2023, as compared to the same period in 2022. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs of $9.5 million and third-party cloud services of $3.0 million . Platform+ gross margin decreased to 58.8% for the three months ended March 31, 2023, as compared to 63.3% in the same period in 2022 due to greater proportion of video revenue in which a share is paid to our content partners.
Operating expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$58.2	62.4	$(4.2)	(7)%
Marketing	7.6	13.3	(5.7)	(43)%
Research and development	11.9	9.2	2.7	29%
Depreciation and amortization	1.0	0.8	0.2	25%
Total operating expenses	$78.7	$85.7	$(7.0)	(8)%
Selling, general and administrative
Selling, general and administrative expenses decreased $4.2 million, or 7%, for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily due to a $9.3 million decrease in share-based compensation expense partially offset by higher personnel costs due to continued growth and investment in our Platform+ business.
Marketing
Marketing expenses decreased $5.7 million, or 43%, for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to lower merchandising costs for our Smart TVs and sound bars.
Research and development
Research and development expenses increased $2.7 million, or 29% for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Depreciation and amortization
Depreciation and amortization expense increased $0.2 million, or 25%, for the three months ended March 31, 2023 as compared to the same period in 2022, due to leasehold improvements at our corporate headquarters.
Non-operating income, net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Interest income, net	$2.4	$—	$2.4	NM
Total non-operating income, net	$2.4	$—	$2.4	NM
_________________________
NM-Not meaningful
Interest income, net increased $2.4 million for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to higher interest rates earned on our cash and cash equivalents and short-term investments.
Benefit from income taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Benefit from income taxes	$(0.2)	$(1.9)	$1.7	NM
Effective tax rate	23%	15%
_________________________
NM-Not meaningful

We recorded a tax benefit of $0.2 million, resulting in an effective tax rate of 23%, and $1.9 million, resulting in an effective tax rate of 15%, for the three months ended March 31, 2023, and March 31, 2022, respectively. For the three months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $0.2 million, federal and state combined, in permanent book-to-tax difference for the share-based compensation expense deduction limitation on certain executive officers as a publicly held corporation. The tax provision for the three months ended March 31, 2023 includes a net income tax provision of $0.2 million for discrete items primarily due to excess tax benefits relating to share-based compensation.
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
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents and short-term investments of $328.9 million and $347.6 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based either on LIBOR, LIBOR successor rate, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants and matures in April 2024. For the three months ended March 31, 2023, there were no borrowings from or amounts outstanding under this credit facility and we were in compliance with all debt covenants.
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(Unaudited, in millions)
Net cash used in operating activities	$(19.3)	$(10.5)
Net cash used in investing activities	(60.9)	(4.7)
Net cash provided by (used in) financing activities	1.7	(6.7)
Net decrease in cash and cash equivalents	$(78.5)	$(21.9)
Cash flows from operating activities
Cash flows from operating activities consist of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the three months ended March 31, 2023, net cash used in operating activities was $19.3 million, consisting of a net loss of $0.7 million adjusted for non-cash expenses of $10.1 million. Changes in operating assets and liabilities represented a $28.7 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties, accounts payable and accrued expenses, partially offset by lower accounts receivable.

For the three months ended March 31, 2022, net cash provided by operating activities was $10.5 million, consisting of net loss of $11.0 million adjusted for non-cash expenses of $20.4 million. Changes in operating assets and liabilities represented a $19.9 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties and accrued expenses, partially offset by lower accounts receivable.
Cash flows from investing activities
For the three months ended March 31, 2023 our net cash used in investing activities was $60.9 million primarily due to the purchase of short-term investments in treasury bills and the purchase of property and equipment to support our growing organization. For the three months ended March 31, 2022, our net cash used in investing activities was $4.7 million due to general purchases of property, plant and equipment.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and internally developed software, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $1.7 million for the three months ended March 31, 2023, related to cash proceeds received from the exercise of employee stock options.
Our net cash used in financing activities was $6.7 million for the three months ended March 31, 2022 and was primarily related to cash used to pay withholding taxes on behalf of employees offset by proceeds received from the exercise of stock options.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $45.8 million for all historical product sales as of March 31, 2023. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of March 31, 2023, we expect our future payments to total $20.9 million, which amount we expect to pay over a period of one to five years.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2028 and have total annual payments of less than $5.0 million per year.
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
Critical Accounting Policies and Estimates
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

The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K. There have been no significant changes to these policies in 2023.
Recent Accounting Pronouncements
There have been no further developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our condensed consolidated financial statements and footnote disclosures, from those disclosed in the audited consolidated financial statements included in our Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K. There have been no significant changes to our risks during the three months ended March 31, 2023.
Item 4. Controls and Procedures
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on such evaluation, as a result of the material weakness in internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022, that is described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2023.
Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that a material weakness exists related to ineffectively designed controls that address the completeness, accuracy and reliability of information used in our controls over the accrual of price protection incentives.
Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control weaknesses constitute a material weakness.
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
Changes in Internal Control over Financial Reporting
Except with respect to the changes to our internal control over financial reporting to remediate the material weakness described herein, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are currently, and in the future may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. We believe that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on our business, financial condition, results of operations or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For information regarding legal proceedings in which we are involved, see “Legal Matters” in Note 11 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
RISK FACTORS
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes before making a decision to invest in our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the macroeconomic and geopolitical conditions that may impact the global business and economic environment, including recessionary fears, uncertainty in the global banking and financial services sectors, rising inflation, high interest rates, and geopolitical events, including the conflict in Ukraine and tensions in the region surrounding the Taiwan strait. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.
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
We sell the vast majority of our devices to various retailers that in turn sell our devices to the end consumer. In most situations, these retailers offer several brands of similar devices. The consumer’s decision on which brand to purchase can be impacted by a host of factors including price, and retailers will not purchase our devices from us if they are unable to sell them to consumers at a profit. In 2022 and the first quarter of 2023, we experienced pressure as certain of our competitors lowered prices on their devices significantly, which had an adverse impact on our Device gross profit. As a result, if we are unable to offer devices to retailers at competitive prices, our business, financial condition and results of operations may be harmed.

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
In order to sell devices that have a declining purchase price while maintaining our Device gross margin, we need to continually reduce device and sourcing costs. To manage sourcing costs, we collaborate with our third-party manufacturers to attempt to engineer cost-effective designs for our devices. In addition, we rely on our third-party manufacturers to manage the prices paid for components used in our devices, especially key components such as LCD panels. We must also manage our logistics and other costs to reduce overall device costs. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or declining prices. We cannot guarantee that we will be able to achieve any or sufficient cost reductions to enable us to reduce the price of our devices to remain competitive without margin declines, which could be significant. In addition, macroeconomic effects such as inflation, foreign currency fluctuations and geopolitical events in Asia have contributed to global supply chain challenges and could result in future inventory shortages or cost increases. In particular, our business would likely be impacted by disruptions to our supply chain that could result from escalating tensions or potential conflicts in the region surrounding the Taiwan Strait. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials and higher shipping and transportation rates, which could adversely affect our overall device costs and Device gross margin.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $125.5 million and $102.6 million for the three months ended March 31, 2023 and 2022, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future. For example, although we experienced significant growth of in Platform+ net revenue of 55% from fiscal year 2021 to 2022, this was not as high as the growth rate of Platform+ net revenue of 110% from fiscal year 2020 to 2021, and our growth rate may decrease again in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may decline in the future as a result of a variety of factors, including the saturation of our markets.
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
•changes in demand for advertising we sell or data we license;
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
Further, we operate in a highly competitive advertising industry and we compete for revenue from advertising with OTT platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. We also seek to grow our advertising sales by seeking early commitments from advertisers related to their expected advertising spend (“Upfront Commitments”), which in some cases offer more competitive pricing in exchange for Upfront Commitments. However, Upfront Commitments are indications of expected adverting spending that are typically not fully binding, so the amount of money these advertisers spend with us may be more or less than what was originally committed. If advertisers spend significantly less than they indicated in their Upfront Commitments, our ability to continue to grow our advertising revenue may be negatively impacted. If we are unable to increase our revenue from advertising by, among other things, maintaining or growing the market share for our Smart TVs, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. This competition may also be intensified by negative conditions in the global economy, which have caused advertisers to slow advertising spending. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business, financial condition and results of operations.
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
Negative conditions in the global economy, including heightened inflation, rising interest rates and resulting credit constraints, foreign currency fluctuations, and reduced consumer confidence, impacts from geopolitical events such as the conflict in Ukraine, among other macroeconomic effects, have and may continue to depress consumer spending on discretionary items as well as advertising spending, which has and may continue to have an adverse impact on Smart TV Shipments, SmartCast Active Accounts, and gross profit. Such factors also have and may continue to cause advertisers in a variety of industries to reduce advertising spending and to either pause or slow campaigns which in turn creates increased competition for remaining advertising inventory, adversely affecting Platform+ gross profit. A sustained or worsened economic downturn or continued economic uncertainty may adversely affect demand for our Device and Platform+ products, and our business, financial condition and results of operations may be harmed. Changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or another global public health crisis, armed conflicts, or changes in diplomatic relations could further exacerbate macroeconomic conditions, depress consumer and advertising spending, and adversely affect our results of operations. The sensitivity of our Device and Platform+ businesses to macroeconomic events, economic cycles, and any related fluctuation in consumer confidence may harm our business, financial condition and results of operations if the current economic downturn and uncertainty persists.
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
Further, a portion of our technology infrastructure is operated by third parties such as Amazon Web Services, among other providers, over which we have no direct control, and some of these third parties in turn subcontract with other third-party service providers. We are reliant in part on their security measures to protect our sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information, consumer data and other confidential information. Our ability to monitor our service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ information, including sensitive and personal information. Third parties that we work with have in the past experienced security incidents and phishing attacks and may have similar experiences in the future. If those third parties do not adequately protect our information, it could result in decreased revenue and our reputation and brand could suffer irreparable harm, causing consumers to reject our devices in the future, our data providers not to share data with us, or advertisers or other downstream users or licensees of our viewing behavior data not to do business with us. For example, we use third-party payment processors to collect payment information for purchases on our website, through our Smart TVs and through VIZIO Account. If these third parties suffer a data breach involving our consumers’ payment card data, we may be subject to substantial penalties and related enforcement for failure to adhere to the technical or operational security requirements of the Payment Card Industry (“PCI”) Data Security Standard (“DSS”) imposed by the PCI Council to protect cardholder data. Penalties arising from PCI DSS enforcement are uncertain as penalties may be imposed by entities within the payment card processing chain without regard to any statutory or universally mandated framework. Such enforcement could threaten our relationship with our banks, card brands we do business with and our third-party payment processors. Further, we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or security incident, including in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities, notifying affected individuals and providing them with identity-protection services, and litigating and resolving governmental investigations and other proceedings and legal claims and litigation, all of which could divert resources and the attention of our management and key personnel.
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
Our supply chain and manufacturing partners are based in, or have operations in countries outside of the United States including Vietnam, China, Taiwan, Thailand and Mexico. Further, we may expand our marketing operations internationally, which may lead to operations across many additional countries. For example, we have established sales channels through which we sold our devices in Canada and Mexico, though we have currently suspended sales in these countries. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot guarantee that our international efforts will be successful.
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
To the extent that the number of internet users continues to increase, network congestion could adversely affect the reliability of our OTT services. We may also face increased costs of doing business if network operators engage in discriminatory practices with respect to streamed video content in an effort to monetize access to their networks by data providers. In the past, internet service providers have attempted to implement usage-based pricing, bandwidth caps and traffic “shaping” or throttling. To the extent network operators were to create tiers of internet access service and either charge us or our content providers for access to these tiers or prohibit us or our content providers from having our services available on some or all of these tiers, our quality of service could decline, our operating expenses could increase and our ability to attract and retain consumers could be impaired, each of which may harm our business.
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
Our financial and operating performance may be adversely affected by epidemics, adverse weather conditions, climate change, natural disasters and other catastrophes, public health crises and political instability.
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
Our key manufacturing, supply, assembly and distribution partners have global operations, including in Vietnam, China, Taiwan, Mexico and Thailand as well as the United States. Political instability or crises, civil unrest, the effects of climate change, adverse weather conditions, natural disasters and other catastrophes, epidemics or outbreaks of disease in any of those countries, public health crises, political crises, such as terrorist attacks, war and other political instability, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions, may harm our business, financial condition and results of operations. Any prolonged occurrence of these or other events or conditions in any of these locations may interrupt the business operations of our manufacturers as well as the manufacturers of key components, including LCD panels, which may harm our business and results of operations. For instance, health or other government regulations adopted in response to a natural disaster, epidemic, outbreak, or a severe disruption or increase in the pricing of basic food stuffs, may require closure of our manufacturers’ facilities and/or our retailers’ facilities, leading to reduced production, delayed or cancelled orders and decrease in demand for our devices. These regulations also could result in severe travel restrictions and closures that would restrict our ability to ship our devices.
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
Our ability to obtain financing will depend on, among other things, our business plans, operating performance, and the condition of the capital markets at the time we seek financing, including disruptions caused by geopolitical or macroeconomic events. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition and results of operations may be harmed.

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
We rely primarily on third-parties for the research and development of the technologies underlying our devices. The success of our devices is dependent on the research and development performed by these third parties. If our relationships with our third-party manufacturers and licensors is harmed or ends, we may need to incur additional research and development costs in order to remain competitive with our devices. In addition, our research and development providers may experience delays that are out of our control, and we cannot control the amount or type of research and development done by our third-party providers. If they choose to invest less in research and development, or to invest in less relevant areas so that they fail to keep pace with the technological changes in our industries, our devices could be less competitive, and our business, financial condition and results of operations may be harmed.
Limited availability of raw materials, components and manufacturing equipment for our devices, or increases in the cost of these items, may harm our Device business, financial condition and results of operations.
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers and their suppliers have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand; capacity constraints, including constraints due to, financial weakness of the manufacturer or their suppliers; inability of manufacturers or their suppliers to borrow funds in the credit markets; disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers; or problems faced during the transition to a new component supplier. These effects have been, and may continue to be exacerbated by certain macroeconomic conditions, including the conflict in Ukraine, inflationary pressure, rising interest rates, labor shortages and lingering supply chain issues. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
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
We currently rely primarily on only one third-party logistics providers for our warehousing needs and one for our transportation needs that are not already handled by our manufacturers. We have no assurance that business interruptions will not occur as a result of the failure by these providers to perform as expected or that either of these logistics providers will meet the needs of our Device business. Further, if we are unable to properly manage our relationships with our logistics providers, including by accurately forecasting our requirements, our net revenue, results of operations and gross profit may be harmed. We cannot ensure that our logistics providers will continue to perform services to our satisfaction, in a manner satisfactory to our retailers, manufacturers and their suppliers, or on commercially reasonable terms. Our manufacturers could become dissatisfied with our logistics providers or their cost levels and refuse to utilize either of these logistics providers. Our retailers could become dissatisfied and cancel their orders, impose charges on us or decline to make future purchases from us if a logistics provider fails to deliver devices on a timely basis and in compliance with retailers’ shipping and packaging requirements, thereby increasing our costs and/or potentially causing our reputation and brand to suffer. If one of our logistics providers is not able to provide the agreed services at the level of quality we require or becomes unable to handle our existing or higher volumes, we may not be able to replace such logistics provider on short notice, which may harm our business.
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, the conflict in Ukraine (which has caused rising fuel prices, inflation and foreign currency fluctuations), geopolitical events in Asia and economic uncertainty are cause for continued concern regarding global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could lead to new and persisting inventory shortages. Such failure by our logistics providers to perform as expected could harm our reputation, business, financial condition and results of operations.
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
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California adopted the California Consumer Privacy Act (“CCPA”), which introduced new data privacy rights for California residents and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California residents and afford such residents data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The CCPA provides for a private right of action for certain data breaches that has increased data breach litigation. Further, the California Privacy Rights Act (“CPRA”), went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding residents’ rights, including with respect to certain sensitive personal information, and places limitations on data uses, creates new audit requirements for significant risk processing activities, and provides residents opt outs for certain uses of personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA, including seeking an injunction and civil penalties for violations. In addition, Virginia enacted the Virginia Consumer Data Protection Act, which entered into force on January 1, 2023, which has some similarities to the CCPA and CPRA and introduced new data privacy rights for Virginia residents and new operational requirements for covered companies, including consent requirements for collection of sensitive personal information. There are also aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA prompted a number of new state privacy legislation to be considered and enacted. For example, on July 7, 2021, Colorado enacted the Colorado Privacy Act; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act; on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring, on March 28, 2023, Iowa enacted the Iowa Consumer Data Protection Act, on May 1, 2023, Indiana enacted the Indiana Consumer Data Protection Act. In addition to the states that have already enacted privacy legislation, Montana and Tennessee have passed legislation that are awaiting signature by the respective state governor. All such laws are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation now in other states. The U.S. federal government also is contemplating federal privacy legislation. The new state privacy laws in California, Virginia, Colorado, Utah, Connecticut, Iowa and Indiana’ will require us to incur additional costs and expenses in an effort to comply with these new laws before and following their respective effective dates. The new state privacy laws in California, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate, a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. If the requirement to capitalize such expenditures is not modified by the time our tax return is filed for the year ended December 31, 2022, it may impact our current and future cash tax liabilities and deferred tax assets. Further, the Inflation Reduction Act of 2022 (the “IRA”) became effective beginning on January 1, 2023, which imposes a 15% alternative minimum income tax on certain corporations’ global adjustment financial statement income and a 1% non-deductible excise tax on certain stock buybacks. We do not currently expect that the IRA will have a material impact on our income tax liability. In addition, the Organisation for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “SOX Act”), the rules and regulations of the Securities and Exchange Commission (the “SEC”), and the listing requirements and rules of the New York Stock Exchange. As a result, we incur significant legal, accounting and other expenses, including additional directors’ and officers’ liability insurance. We have incurred costs in connection with hiring additional legal, accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, and have made, and will continue to make, certain activities more time consuming and costly. Furthermore, as issues in complying with those requirements are identified, such as the material weakness described in our Annual Report on Form 10-K, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it and could make it more expensive to obtain director and officer liability insurance. Any of these expenses may harm our business, financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to remediate this material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the SOX Act to evaluate the effectiveness of our internal control over financial reporting. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting. In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with controls related to our price protection program and quantity information used as the basis for their accruals. For further discussion of the material weakness identified and our remedial efforts, see “Item 9A, Controls and Procedures” of our Annual Report on Form 10-K and Part I, Item 4 “Controls and Procedures” of this Quarterly Report.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, sales incentives, accounts receivable and allowance for doubtful accounts, share-based compensation expense, excess and obsolete inventory write-downs, warranty reserves, long-lived assets and accounting for income taxes including deferred tax assets and liabilities.
Our results of operations may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
From time to time, companies that incorporate open source software into their devices have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Additionally, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide the open source software subject to those licenses. Accordingly, we have and may in the future be subject to suits and liability for copyright infringement claims and breach of contract by parties claiming ownership of, or demanding release of, what we believe to be open source software or noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur, or could be claimed to have occurred, and we may be required to release our proprietary source code, pay damages for breach of contract, purchase a costly license, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which may harm our business, financial condition and results of operations. This reengineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. When an author or other third-party alleges that we had not complied with the conditions of one or more of those open source licenses, we are and may in the future required to incur legal expenses in defending against such allegations, and if our defenses are not successful we could be enjoined from distribution of the devices that contained the open source software and be required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our devices, which could disrupt our distribution and sale of some of our devices, or help third parties, including our competitors, develop products and services that are similar to or better than ours, any of which may harm our business, financial condition and results of operations.
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

Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: May 9, 2023	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)