Form 10-Q
period 2023-06-30
Vizio Holding Corp.
filed 2023-08-08
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 4, 2023, there were 120,151,510 shares of the registrant’s Class A common stock outstanding, 76,180,453 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$192.6	$288.7
Short-term investments	128.8	58.9
Accounts receivable, net	306.4	357.9
Other receivables due from related parties	—	2.2
Inventories	7.6	15.5
Income tax receivable	—	1.7
Prepaid and other current assets	56.6	53.5
Total current assets	692.0	778.4
Property, equipment and software, net	21.2	19.9
Goodwill	44.8	44.8
Deferred income taxes	51.2	51.2
Other assets	28.9	21.4
Total assets	$838.1	$915.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$88.8	$148.2
Accounts payable	123.7	117.2
Accrued expenses	159.7	204.9
Accrued royalties	47.3	47.4
Income taxes payable	1.9	—
Other current liabilities	5.2	5.5
Total current liabilities	426.6	523.2
Other long-term liabilities	16.1	18.8
Total liabilities	442.7	542.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of June 30, 2023 and December 31, 2022 •Class A, 123.4 and 121.9 shares issued and 119.5 and 118.1 outstanding as of June 30, 2023 and December 31, 2022, respectively; •Class B, 76.8 shares issued and outstanding as of June 30, 2023 and December 31, 2022, and •Class C, no shares issued and outstanding as of June 30, 2023 and December 31, 2022.	—	—
Additional paid-in capital	387.4	366.9
Accumulated other comprehensive loss	(0.4)	(0.3)
Retained earnings	8.4	7.1
Total stockholders’ equity	395.4	373.7
Total liabilities and stockholders’ equity	$838.1	$915.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Device	$252.1	$298.1	$483.4	$680.9
Platform+	142.3	110.8	267.8	213.4
Total net revenue	394.4	408.9	751.2	894.3
Cost of goods sold:
Device	251.8	294.1	481.4	669.0
Platform+	56.5	40.9	108.1	78.6
Total cost of goods sold	308.3	335.0	589.5	747.6
Gross profit:
Device	0.3	4.0	2.0	11.9
Platform+	85.8	69.9	159.7	134.8
Total gross profit	86.1	73.9	161.7	146.7
Operating expenses:
Selling, general and administrative	58.6	50.3	116.8	112.7
Marketing	10.0	9.2	17.7	22.5
Research and development	10.0	9.4	21.9	18.6
Depreciation and amortization	1.2	0.9	2.2	1.8
Total operating expenses	79.8	69.8	158.6	155.6
Income (loss) from operations	6.3	4.1	3.1	(8.9)
Interest income, net	3.1	—	5.4	0.1
Other income (expense), net	0.3	(0.8)	0.3	(0.8)
Total non-operating income (expense), net	3.4	(0.8)	5.7	(0.7)
Income (loss) before income taxes	9.7	3.3	8.8	(9.6)
Provision for (benefit from) income taxes	7.8	1.0	7.6	(0.9)
Net income (loss)	$1.9	$2.3	$1.2	$(8.7)

Net income (loss) per share attributable to Class A and Class B stockholders:
Basic	$0.01	$0.01	$0.01	$(0.05)
Diluted	$0.01	$0.01	$0.01	$(0.05)
Weighted-average Class A and Class B common shares outstanding:
Basic	195.9	192.9	195.6	192.0
Diluted	200.7	196.8	201.0	192.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1.9	$2.3	$1.2	$(8.7)
Other comprehensive loss:
Foreign currency translation adjustments	(0.1)	—	—	—
Comprehensive income (loss)	$1.8	$2.3	$1.2	$(8.7)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Six Months Ended June 30, 2023
	Preferred Stock(1)		Common Stock(1)(2)(3)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings(3)	Total(3)
	Shares	Amount	Class A	Class B
Balance at December 31, 2022	—	$—	118.1	76.8	$366.9	$(0.3)	$7.1	$373.7
Share-based compensation expense	—	—	—	—	8.0	—	—	8.0
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.6	—	1.7	—	—	1.7
Foreign currency translation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2023	—	$—	118.7	76.8	$376.6	$(0.3)	$6.5	$382.8
Share-based compensation expense	—	—	—	—	9.7	—	—	9.7
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.9	—	1.1	—	—	1.1
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	—	1.9	1.9
Balance at June 30, 2023	—	$—	119.5	76.8	$387.4	$(0.4)	$8.4	$395.4

	Six Months Ended June 30, 2022
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2021	—	$—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
Share-based compensation expense	—	—	—	—	16.5	—	—	16.5
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	2.6	—	(6.7)	—	—	(6.7)
Net loss	—	—	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2022	—	$—	115.8	76.8	$333.1	$(0.2)	$(3.5)	$329.4
Share-based compensation expense	—	—	—	—	6.4	—	—	6.4
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.8	—	3.3	—	—	3.3
Net income	—	—	—	—	—	—	2.3	2.3
Balance at June 30, 2022	—	$—	116.6	76.8	$342.8	$(0.2)	$(1.2)	$341.4
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of June 30, 2023 and June 30, 2022.
(2) As of both June 30, 2023 and December 31, 2022, the par value on common stock outstanding was $20 thousand.
(3) Totals may not foot due to rounding.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1.2	$(8.7)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3.7	1.8
Amortization of premium and discount on investments	(1.8)	—
Change in fair value of investment securities	(0.2)	0.7
Share-based compensation expense	18.1	23.0
Change in allowance for doubtful accounts	0.7	2.7
Changes in operating assets and liabilities:
Accounts receivable	50.9	118.6
Other receivables due from related parties	2.2	3.8
Inventories	7.9	(19.1)
Income taxes receivable	1.7	(3.7)
Prepaid and other current assets	(6.2)	(6.9)
Other assets	(5.7)	(4.5)
Accounts payable due to related parties	(59.5)	(77.0)
Accounts payable	5.9	(4.1)
Accrued expenses	(45.4)	2.0
Accrued royalties	(0.1)	(14.4)
Income taxes payable	1.9	—
Other current liabilities	(0.3)	(0.1)
Other long-term liabilities	(2.6)	5.2
Net cash (used in) provided by operating activities	(27.6)	19.3
Cash flows from investing activities:
Purchase of property and equipment	(1.5)	(9.9)
Purchase of investments	(114.6)	(1.7)
Maturity of investments	45.1	—
Net cash used in investing activities	(71.0)	(11.6)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1.9	8.5
Withholding taxes paid on behalf of employees on net settled share-based awards	(0.6)	(12.0)
Proceeds from sale of stock under ESPP	1.2	—
Net cash provided by (used in) financing activities	2.5	(3.5)
Effects of exchange rate changes on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(96.1)	4.2
Cash and cash equivalents at beginning of period	288.7	331.6
Cash and cash equivalents at end of period	$192.6	$335.8
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4.6	$3.0
Cash paid for interest	$0.1	$0.1
Cash paid for amounts included in the measurement of operating lease liabilities	$2.1	$1.7
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.5	$5.3
Additions to property and equipment financed by accounts payable	$0.7	$—
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
The Company purchases all of its products from manufacturers headquartered in Asia. Since 2012, the Company has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of Class A common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Board of Directors that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
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
The Company generates Platform+ net revenue through sales of advertising and other services, such as content distribution, subscription and transaction revenue shares, promotions, sales of branded channel buttons on remote controls and data licensing arrangements. The Company’s digital advertising inventory consists of streaming inventory on WatchFree+ and third-party applications as well as banner placements on its SmartCast homescreen. The Company’s advertising revenue is recognized on a cost-per-thousand impressions delivered (“CPM”) basis.
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
As of June 30, 2023 and December 31, 2022, the Company recorded $28.0 million and $22.0 million of contract assets, respectively, which are recorded in other current assets in the accompanying condensed consolidated balance sheets. There were no material contract liabilities as of June 30, 2023 and December 31, 2022. Contract assets and liabilities represent differences in the timing of billing compared to revenue recognized. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Customer A	35%	36%	34%	38%
Customer B	12	13	12	13
Customer C	6	11	8	10
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 47% and 46% of the Company’s net revenue for the three and six months ended June 30, 2023, and 49% and 51% of the Company’s net revenue for the three and six months ended June 30, 2022, respectively.
Note 4. Investments
The Company’s investments consist of U.S. Treasury bills which are recorded in Short-term investments in the accompanying condensed consolidated balance sheets. We are classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of June 30, 2023, the maturity dates of all U.S Treasury bills were within 12 months. We review these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. During the three and six months ended June 30, 2023 and June 30, 2022, the Company did not recognize any impairment losses related to these securities.
The following tables summarize the Company’s Short-term investments:

		June 30, 2023
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$128.8	$—	$(0.2)	$128.6
Total		$128.8	$—	$(0.2)	$128.6

		December 31, 2022
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$58.9	$—	$(0.2)	$58.7
Total		$58.9	$—	$(0.2)	$58.7
When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions.
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	June 30, 2023	December 31, 2022
	(In millions)
Accounts receivable	$307.3	$358.1
Allowance for doubtful accounts	(0.9)	(0.2)
Total accounts receivable, net of allowance	$306.4	$357.9
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three and six months ended June 30, 2023, the Company recorded bad debt (reduction)/expense of $(0.1) million and $0.7 million, respectively. During the three and six months ended June 30, 2022, the Company recorded bad debt (reduction)/expense of $(0.3) million and $2.7 million, respectively.
The following customers account for more than 10% of accounts receivable:

	June 30, 2023	December 31, 2022
Net receivables:
Customer A	32%	38%
Customer B	9	12
Customer A and Customer B are affiliates under common control with one another. Their collective accounts receivable balance as of June 30, 2023 and December 31, 2022 was 41% and 50% of our total net receivables, respectively.
Note 6. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
	(In millions)
Inventory on hand	$4.1	$12.6
Inventory in transit	3.5	2.9
Total inventory	$7.6	$15.5
Significant Manufacturers
The Company purchases a significant amount of its product inventory from certain manufacturers. The inventory is purchased under standard product supply agreements that outline the terms of the product delivery. Once all aspects of the product are agreed upon, the manufacturers are then responsible for transporting the product to their warehouses located in the United States. The manufacturers are considered the importers of record and are required to insure the product as it is shipped to the warehouses. The title and risk of loss of the product passes to the Company upon shipment from the manufacturer’s warehouse in the United States to the customer. The product supply agreements stipulate that the manufacturer will (i) generally reimburse the Company for at least a portion of the price protection or sales concessions negotiated between the Company and customers on product purchased, and (ii) indemnify the Company against all liability resulting from valid and enforceable patent infringement with regard to product purchased under the agreement except if such infringement arises out of the Company’s modification or misuse of the product.

The Company has the following significant concentrations related to suppliers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Inventory purchases:
Supplier A — related party	36%	51%	36%	47%
Supplier B	21	22	20	22
Supplier C	28	12	28	13
The Company currently obtains the majority of its products from these manufacturers. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $0.9 million and $3.0 million due from these manufacturers as of June 30, 2023 and December 31, 2022, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to Cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $0.1 million and $2.2 million for the three and six months ended June 30, 2023 and $(0.6) million and $1.5 million for the three and six months ended June 30, 2022. The recycling costs incurred in the three and six months ended June 30, 2022 were lower as a result of a release of amounts previously reserved. These amounts are recorded in Cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 7. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	June 30, 2023	December 31, 2022
	(In millions)
Building	$10.1	$10.1
Machinery and equipment	1.2	2.0
Leasehold improvements	7.6	4.2
Furniture and fixtures	4.5	4.7
Computer and software	15.9	17.7
Construction in progress	1.7	4.8
Total property, equipment and software	41.0	43.5
Less accumulated depreciation and amortization	(19.8)	(23.6)
Total property, equipment and software, net	$21.2	$19.9
Depreciation and amortization expense was $1.9 million and $3.7 million for the three and six months ended June 30, 2023 and $1.0 million and $1.8 million for the three and six months ended June 30, 2022, respectively.
Disposal of fully depreciated assets reduced property, equipment and software and accumulated depreciation and amortization by $7.6 million with no impact to the income statement for the three or six months ended June 30, 2023. There were no material disposals for the year ended December 31, 2022.

Note 8. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
	(In millions)
Accrued price protection	$33.8	$51.3
Accrued other customer related expenses	55.3	55.8
Accrued supplier/partner related expenses	38.3	54.0
Accrued payroll expenses	27.2	36.1
Accrued other expenses	5.1	7.7
Total accrued expenses	$159.7	$204.9
Note 9. Accrued Royalties
A summary of future commitments on royalty obligations as of June 30, 2023 is as follows:

June 30, 2023
(In millions)
2023 (remaining)	$2.6
2024	7.6
2025	5.4
2026	0.5
2027 and thereafter	—
Total	$16.1
For potential future settlements related to historical sales for which the Company does not expect to be reimbursed, a reserve of $22.5 million and $24.8 million has been recorded as of June 30, 2023 and December 31, 2022, respectively, as part of Accrued royalties in the condensed consolidated balance sheets. Any patent infringement lawsuit in which the Company is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
Refundable deposits from suppliers of $24.8 million and $22.6 million have been recorded as of June 30, 2023 and December 31, 2022, respectively, which are presented within Accrued royalties in the condensed consolidated balance sheets.
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
Note 10. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2028. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

	Classification	June 30, 2023	December 31, 2022
Assets:
Right-of-use asset	Other assets	$12.2	$14.0
Liabilities:
Current portion of lease liabilities	Other current liabilities	$3.8	$3.5
Long term portion of lease liabilities	Other long-term liabilities	$9.4	$11.5
Weighted-average remaining lease term		3.6	4.1
Weighted-average discount rate		4.9%	4.9%
Operating lease costs were $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively. Operating lease costs were $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively.

The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of June 30, 2023:

June 30, 2023
(In millions)
2023 (remainder)	$2.3
2024	4.2
2025	3.6
2026	3.0
2027	1.4
2028 and thereafter	0.1
Total minimum lease payments	14.6
Less imputed interest	(1.4)
Total lease liabilities	$13.2
Note 11. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of June 30, 2023, no liabilities were recorded related to this supply commitment.
Revolving Credit Facility
The Company is party to a credit agreement with Bank of America, N.A. (as amended, the “Credit Agreement”), which provides for a revolving credit line of up to $50.0 million maturing April 13, 2024. The Company’s indebtedness to Bank of America, N.A. under the Credit Agreement is collateralized by substantially all of the Company’s assets.
On April 13, 2021, the Company entered into an amendment to the Credit Agreement, which (i) extended the maturity date to April 13, 2024, (ii) provided an update for use of a London Interbank Offering Rate (“LIBOR”) successor rate and (iii) provided a change in the definition of Availability Reserve and Borrowing Base. In connection with the amendment, the Company paid a fee of $75,000 in the second quarter of 2021.
On April 25, 2023, the Company entered into another amendment to the Credit Agreement which replaced the reference of LIBOR to Secured Overnight Financing Rate (“SOFR”).
Fees related to this unused line of credit were not material in any of the periods presented. For the three and six months ended June 30, 2023 and June 30, 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
Legal Matters
On August 20, 2021, Maxell, Ltd. and Maxell Holdings, Ltd. (collectively, “Maxell”) filed a complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe several of their patents related to various television-related technologies. See Maxell, Ltd., et al. v. VIZIO, Inc., Case No. 2:21-cv-6758 (C.D. Cal.) (the “Maxell CD Cal Complaint”).
Additionally, on September 15, 2022, Maxell filed a complaint with the International Trade Commission (the “ITC”) against the Company alleging the Company’s TVs infringe several of its patents related to various television-related technologies and on October 18, 2022, the ITC instituted an investigation based on Maxell’s complaint. See In the Matter of Certain Smart Televisions, Inv. No. 337-TA-1338 (collectively with the Maxell CD Cal Complaint, the “Maxell Matters”).
The Company and Maxell are currently in the process of negotiating a definitive settlement agreement regarding the Maxell Matters.

On October 24, 2022, DivX, LLC filed a complaint with the ITC against Amazon.com, Inc. and the Company alleging certain Amazon.com, Inc.’s products and the Company's TVs infringe several of its patents related to certain streaming media-related technologies. See In the Matter of Certain Video Processing Devices and Components Thereof, Inv. No. 337-TA-1343 (ITC). On October 24, 2022, DivX, LLC also filed a companion complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe the same patents. See DivX, LLC v. VIZIO, Inc., Case No. 8:22-cv-01955 (C.D. Cal.). The parties are currently in the process of negotiating a definitive settlement agreement regarding these legal proceedings.
These matters are not expected to have a material impact to the consolidated statements of operations.
Note 12. Stockholders’ Equity
Preferred Stock
As of June 30, 2023, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
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
Stock Options
A summary of the Company’s stock option activity under the Plans as of June 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2022	14.4	$3.88	7.0	$54.1
Granted	1.2	6.75
Exercised	(0.5)	3.82
Forfeited and expired	(0.9)	11.25
Outstanding at June 30, 2023	14.2	$3.82	6.7	$45.9
Options vested and exercisable at June 30, 2023	8.6	$3.20	5.5	$32.5
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model.
The following provides information on the weighted-average assumptions used for stock options granted during the three and six months ended June 30, 2023 and June 30, 2022 (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of options granted	1.1	4.4	1.2	4.6
Volatility	46.0%	45.1%	45.9%	45.1%
Expected term (years)	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	0.0%	0.8%	0.0%	0.8%
Risk-free interest rate	3.8%	2.8%	3.8%	2.8%
Fair value of common stock	$6.49	$8.60	$6.75	$8.89
Grant date fair value per share determined using a Black-Scholes-Merton option pricing model for purposes of determining compensation expense	$3.24	$3.78	$3.37	$3.89

Restricted Stock Units
The grant date fair values of the Company's RSUs are determined based on the fair value of the Company's common stock on the date of grant.
A summary of the Company’s activity related to RSUs as of June 30, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2022	6.3	$12.16
Granted	4.6	7.59
Vested	(0.9)	12.36
Forfeited	(0.8)	11.35
Outstanding at June 30, 2023	9.2	$10.09
Performance Stock Units
The Company has granted performance stock units (“PSUs”) to select executive employees that vest over an approximately four-year service period based on a performance metric tied to the Company’s total shareholder return relative to the total shareholder return of a peer group over a one-year performance period. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model covering the one year performance period. Between 0% and 200% of the PSUs will become eligible to vest (“eligible PSUs”) based on achievement of the performance goal, and any eligible PSUs will vest in 25% increments over a period of approximately four years. The PSUs are subject to both time-based and market-based vesting conditions.
A summary of the Company’s activity related to PSUs as of June 30, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2022	—	$—
Granted	1.7	6.72
Outstanding at June 30, 2023	1.7	$6.72
The weighted-average input assumptions used by the Company were as follows (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of PSUs granted	1.7	—	1.7	—
Volatility	61.3%	—%	61.3%	—%
Expected term (years)	4 years	—	4 years	—
Dividend yield	0.0%	—%	0.0%	—%
Risk-free interest rate	5.0%	—%	5.0%	—%
Fair value of common stock	$6.49	$—	$6.49	$—
Grant date fair value per PSU determined using a Monte-Carlo simulation model for purposes of determining compensation expense	$6.72	$—	$6.72	$—
Share-based Compensation Expense
Total share-based compensation expense was $9.9 million and $18.1 million for the three and six months ended June 30, 2023, respectively. Total share-based compensation expense was $6.4 million and $23.0 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, $0.6 million and $1.2 million is included in Cost of goods sold, respectively, and $1.2 million and $2.3 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, $0.2 million and $0.6 million is included in Cost of goods sold, respectively, and $0.5 million and $0.8 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations.
As of June 30, 2023, the Company had $120.6 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize over a weighted average vesting period of approximately 2.3 years.
Note 13. Income Taxes
The Company recorded a tax expense of $7.8 million, resulting in an effective tax rate of 80%, and $1.0 million, resulting in an effective tax rate of 29%, for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recorded a tax expense of $7.6 million, resulting in an effective tax rate of 86%, and a tax benefit of $0.9 million, resulting in an effective tax rate of 10%, for the six months ended June 30, 2023 and June 30, 2022, respectively. For the three and six months ended June 30, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $5.8 million and $5.6 million, federal and state combined, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limitation on certain executive officers as a publicly held corporation. The tax provision for the six months ended June 30, 2023 includes a net income tax provision of $0.5 million for discrete items primarily due to excess tax expense relating to share-based compensation.
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
Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period, inclusive of the effect of potential common shares, if dilutive. For the three and six months ended June 30, 2023 and the three months ended June 30, 2022, the potential dilutive shares relating to outstanding stock options were included in the computation of diluted earnings. For the six months ended June 30, 2022, the potential dilutive shares were not included in the computation of diluted loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.
Basic and diluted income (loss) per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net income attributable to common stockholders - basic and diluted	$1.2	$0.7	$1.4	$0.9

Denominator:
Weighted-average common shares outstanding - basic	119.1	76.8	116.1	76.8
Weighted-average effect of dilutive securities	4.8	—	3.9	—
Weighted-average common shares outstanding - diluted	123.9	76.8	120.0	76.8

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$0.01	$0.01	$0.01
Diluted	$0.01	$0.01	$0.01	$0.01
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	13.9		13.3

	Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net income (loss) attributable to common stockholders - basic and diluted	$0.7	$0.5	$(5.2)	$(3.5)

Denominator:
Weighted-average common shares outstanding - basic	118.8	76.8	115.2	76.8
Weighted-average effect of dilutive securities	5.4	—	—	—
Weighted-average common shares outstanding - diluted	124.2	76.8	115.2	76.8

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.01	$0.01	$(0.05)	$(0.05)
Diluted	$0.01	$0.01	$(0.05)	$(0.05)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	12.8		20.5
As of June 30, 2023, the PSUs granted in 2023 had an expected achievement level of 0%. No similar awards were outstanding as of June 30, 2022. Refer to Note 12 for additional information related to the PSUs.
Note 15. Subsequent Events
On July 1, 2023, 634,185 shares of Class B common stock were converted into 634,185 fully paid and nonassessable shares of Class A common stock.

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
Direct Advertising Relationships: Consists of the number of advertisers that purchased advertising inventory directly from VIZIO in a given period.
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
Total Device Shipments: The number of Smart TV units, soundbars, remotes and accessories shipped to retailers or direct to consumers in a given period.
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
Financial and operating results for the three months ended June 30, 2023 as compared to the corresponding period of last year included:
•Net revenue of $394.4 million, compared to $408.9 million
•Platform+ net revenue of $142.3 million, up 28%
•Gross profit of $86.1 million, up 17%
•Platform+ gross profit of $85.8 million, up 23%
•Net income of $1.9 million, compared to $2.3 million
•Adjusted EBITDA of $18.1 million, up 59%
•SmartCast Active Accounts of 17.6 million, up 10%
•SmartCast Hours of 5.0 billion, up 16%
•SmartCast Average Revenue Per User (“ARPU”) of $30.55, up 18%
Our Business Model
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
SmartCast delivers a compelling array of content and applications through an elegant and easy-to-use interface. It supports many of the leading streaming apps, such as Amazon Prime Video, Apple TV+, discovery+, Disney+, Hulu, Netflix, Paramount+, Peacock, and YouTube TV, and hosts our own free, ad-supported app, WatchFree+. SmartCast also supports Apple AirPlay 2 and Chromecast functionalities to allow users to stream additional content from their other devices to our Smart TVs. It provides broad support for third-party voice platforms, including Amazon Alexa, Apple HomeKit and Google Voice Assistant, as well as second screen viewing to offer additional interactive features and experiences.
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
Overview of Our Supply Chain
We design our products in-house in California, and we work closely with our Original Design Manufacturers (“ODMs”), panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods typically transfer from the ODM to us once we ship the product to a retailer. We believe that our asset-light business model fosters efficient operations with a low fixed-cost structure; coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. We believe that through these efficiencies, we are able to offer consumers high quality products at affordable prices.
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
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV Shipments and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended June 30, 2023, our Smart TV Shipments totaled 1.0 million, an 11% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At June 30, 2023, SmartCast Active Accounts were 17.6 million, representing a 10% year-over-year increase. This metric excludes approximately 3.2 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will continue to decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. For the three months ended June 30, 2023, Total VIZIO Hours were 8.9 billion, representing a 9% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. For the three months ended June 30, 2023, SmartCast Hours were 5.0 billion, representing a 16% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at June 30, 2023 was $30.55, representing an 18% year-over-year increase.

The following table presents a comparison of these key operational metrics for the three months ended June 30, 2023 and the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022
	(In millions, except SmartCast ARPU)
Smart TV Shipments	1.0	1.1
SmartCast Active Accounts (as of)	17.6	16.1
Total VIZIO Hours	8,852	8,154
SmartCast Hours	4,952	4,281
SmartCast ARPU	$30.55	$25.87
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.
Adjusted EBITDA
We define Adjusted EBITDA as total net income (loss) before interest income, net, other income (expense), net, provision for (benefit from) income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
For the three months ended June 30, 2023, our net income decreased to $1.9 million from a net income of $2.3 million for the same period in the prior year, and Adjusted EBITDA increased $6.7 million, or 59%, year-over-year.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited, in millions)
Net income (loss)	$1.9	$2.3	$1.2	$(8.7)
Adjusted to exclude the following:
Interest income, net	(3.1)	—	(5.4)	(0.1)
Other income (expense), net	(0.3)	0.8	(0.3)	0.8
Provision for (benefit from) income taxes	7.8	1.0	7.6	(0.9)
Depreciation and amortization	1.9	0.9	3.7	1.8
Share-based compensation	9.9	6.4	18.1	23.0
Adjusted EBITDA	$18.1	$11.4	$24.9	$15.9
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, rising inflation, high interest rates, uncertainty and instability in the banking and financial services sectors, foreign currency fluctuations, lower consumer spending and geopolitical conflicts, including the conflict in Ukraine and tensions in the region surrounding the Taiwan Strait. These macroeconomic and geopolitical conditions have affected our business by, for example, causing our retail partners and consumers to purchase fewer Smart TVs or sound bars from us and have caused advertisers to be more cautious about spending. In order to manage our cost structure we have begun seeking opportunities to reduce the growth of our expenses primarily through slower hiring. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
The full extent to which these macroeconomic and geopolitical conditions impact our business is difficult to predict. Such impacts include, but are not limited to, supply chain and logistical challenges, reduced consumer demand for our devices, less engagement on our platform, and an industry-wide slowdown in advertising spending. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Gross profit
We bifurcate gross profit by business activity due to the differing margin profiles of the Device and Platform+ businesses. In addition, we manage each business, from a financial reporting perspective separately down to the gross profit level. Though both our Device and Platform+ businesses are contributors to gross profit today, we expect Platform+ to drive the majority of gross profit growth in the future.
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold, and Device gross margin is Device gross profit expressed as a percentage of Device net revenue. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, competitor pricing, retailer margin and Device mix. We expect Device gross margin to fluctuate over time based on our ability to manage these factors .
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
Provision for (benefit from) income taxes
Our provision for (benefit from) income taxes consists of income taxes in the United States and related state jurisdictions in which we do business. Our effective tax rate will generally approximate the U.S. statutory income tax rate plus the apportionment of state income taxes based on the portion of taxable income allocable to each state and permanent book-to-tax differences. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense.
Should actual events or results differ from our current expectations, charges or credits to our provision for (benefit from) income taxes may become necessary.
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited, in millions)
Net revenue:
Device	$252.1	$298.1	$483.4	$680.9
Platform+	142.3	110.8	267.8	213.4
Total net revenue	394.4	408.9	751.2	894.3
Cost of goods sold:
Device	251.8	294.1	481.4	669.0
Platform+	56.5	40.9	108.1	78.6
Total cost of goods sold	308.3	335.0	589.5	747.6
Gross profit:
Device	0.3	4.0	2.0	11.9
Platform+	85.8	69.9	159.7	134.8
Total gross profit	86.1	73.9	161.7	146.7
Operating expenses:
Selling, general and administrative	58.6	50.3	116.8	112.7
Marketing	10.0	9.2	17.7	22.5
Research and development	10.0	9.4	21.9	18.6
Depreciation and amortization	1.2	0.9	2.2	1.8
Total operating expenses	79.8	69.8	158.6	155.6
Income (loss) from operations	6.3	4.1	3.1	(8.9)
Interest income, net	3.1	—	5.4	0.1
Other income (expense), net	0.3	(0.8)	0.3	(0.8)
Total non-operating income (expense), net	3.4	(0.8)	5.7	(0.7)
Income (loss) before income taxes	9.7	3.3	8.8	(9.6)
Provision for (benefit from) income taxes	7.8	1.0	7.6	(0.9)
Net income (loss)	$1.9	$2.3	$1.2	$(8.7)

Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022
Net revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$252.1	$298.1	$(46.0)	(15)%	$483.4	$680.9	$(197.5)	(29)%
Platform+	142.3	110.8	31.5	28%	267.8	213.4	54.4	25%
Total net revenue	$394.4	$408.9	$(14.5)	(4)%	$751.2	$894.3	$(143.1)	(16)%
Device net revenue
Device net revenue decreased $46.0 million, or 15%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease in Device net revenue was primarily due to a 12% decrease in Total Device Shipments and a 4% decrease in our total Device average unit price. Shipments and average units price for both Smart TVs and sound bars decreased compared to the same period in 2022 primarily due to aggressive pricing from certain competitors and challenging consumer demand.
Device net revenue decreased $197.5 million, or 29%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in Device net revenue was primarily due to a 25% decrease in Total Device Shipments and a 6% decrease in our total Device average unit price. Shipments and average units price for both Smart TVs and sound bars decreased compared to the same period in 2022 primarily due to aggressive pricing from certain competitors and challenging consumer demand.
Platform+ net revenue
Platform+ net revenue increased $31.5 million, or 28%, for the three months ended June 30, 2023, as compared to the same period in 2022. The increase in Platform+ net revenue was due to an increase in advertising revenue of $28.4 million, or 35%, from $80.8 million, and an increase in non-advertising revenue of $3.0 million, or 10%, from $30.0 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from data licensing and content distribution.
Platform+ net revenue increased $54.4 million, or 25%, for the six months ended June 30, 2023, as compared to the same period in 2022. The increase in Platform+ net revenue was due to an increase in advertising revenue of $46.3 million, or 30%, from $156.7 million, and an increase in non-advertising revenue of $8.1 million, or 14% from $56.7 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from data licensing and content distribution.

Cost of goods sold, gross profit and gross margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$251.8	$294.1	$(42.3)	(14)%	$481.4	$669.0	$(187.6)	(28)%
Platform+	56.5	40.9	15.6	38%	108.1	78.6	29.5	38%
Total cost of goods sold	$308.3	$335.0	$(26.7)	(8)%	$589.5	$747.6	$(158.1)	(21)%
Gross profit:
Device	$0.3	$4.0	$(3.7)	(93)%	$2.0	$11.9	$(9.9)	(83)%
Platform+	85.8	69.9	15.9	23%	159.7	134.8	24.9	18%
Total gross profit	$86.1	$73.9	$12.2	17%	$161.7	$146.7	$15.0	10%
Gross margin:
Device gross margin	0.1%	1.3%			0.4%	1.7%
Platform+ gross margin	60.3%	63.1%			59.6%	63.2%
Total gross margin	21.8%	18.1%			21.5%	16.4%
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $42.3 million, or 14%, for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a 12% decrease in Total Device Shipments. Device gross margin decreased to 0.1% for the three months ended June 30, 2023, as compared to 1.3% in the same period in 2022, due to more competitive pricing for Smart TVs.
Device cost of goods sold decreased $187.6 million, or 28%, for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a 25% decrease in Total Device Shipments. Device gross margin decreased to 0.4% for the six months ended June 30, 2023, as compared to 1.7% in the same period in 2022, due to more competitive pricing for Smart TVs.
Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $15.6 million, or 38%, for the three months ended June 30, 2023, as compared to the same period in 2022. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs of $12.4 million and third-party cloud services of $3.3 million. Platform+ gross margin decreased to 60.3% for the three months ended June 30, 2023, as compared to 63.1% in the same period in 2022 due to a greater proportion of video revenue in which a share is paid to our content partners.
Platform+ cost of goods sold increased $29.5 million, or 38%, for the six months ended June 30, 2023, as compared to the same period in 2022. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs of $21.9 million and third-party cloud services of $6.3 million. Platform+ gross margin decreased to 59.6% for the six months ended June 30, 2023, as compared to 63.2% in the same period in 2022 due to a greater proportion of video revenue in which a share is paid to our content partners.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$58.6	50.3	$8.3	17%	$116.8	112.7	$4.1	4%
Marketing	10.0	9.2	0.8	9%	17.7	22.5	(4.8)	(21)%
Research and development	10.0	9.4	0.6	6%	21.9	18.6	3.3	18%
Depreciation and amortization	1.2	0.9	0.3	33%	2.2	1.8	0.4	22%
Total operating expenses	$79.8	$69.8	$10.0	14%	158.6	155.6	$3.0	2%

Selling, general and administrative
Selling, general and administrative expenses increased $8.3 million, or 17%, for the three months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to higher personnel cost due to continued growth and investment in our Platform+ business and a $2.4 million increase in share-based compensation expense.
Selling, general and administrative expenses increased $4.1 million, or 4%, for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to higher personnel costs due to continued growth and investment in our Platform+ business partially offset by lower share-based compensation expense.
Marketing
Marketing expenses increased $0.8 million, or 9%, for the three months ended June 30, 2023, as compared to the same period in 2022.
Marketing expenses decreased $4.8 million, or 21%, for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to lower merchandising costs for our Smart TVs and sound bars.
Research and development
Research and development expenses increased $0.6 million, or 6% for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Research and development expenses increased $3.3 million, or 18% for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Depreciation and amortization
Depreciation and amortization expense increased $0.3 million, or 33%, for the three months ended June 30, 2023, as compared to the same period in 2022, due to leasehold improvements at our corporate headquarters.
Depreciation and amortization expense increased $0.4 million, or 22%, for the six months ended June 30, 2023, as compared to the same period in 2022, due to leasehold improvements at our corporate headquarters.
Non-operating income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Interest income, net	$3.1	$—	$3.1	NM	$5.4	$0.1	$5.3	NM
Other income (expense), net	$0.3	$(0.8)	$1.1	NM	0.3	(0.8)	1.1	NM
Total non-operating income (expense), net	$3.4	$(0.8)	$4.2	NM	$5.7	$(0.7)	$6.4	NM
_________________________
NM-Not meaningful
Interest income, net increased $3.1 million for the three months ended June 30, 2023 as compared to the same period in 2022, and increased $5.3 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to higher interest rates earned on our cash and cash equivalents and short-term investments.
Other income (expense), net increased $1.1 million for both the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to an unrealized gain on an equity investment.
Provision for (benefit from) income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Provision for (benefit from) income taxes	$7.8	$1.0	$6.8	NM	$7.6	$(0.9)	$8.5	NM
Effective tax rate	80%	29%			86%	10%
_________________________
NM-Not meaningful

We recorded a tax expense of $7.8 million, resulting in an effective tax rate of 80%, and $1.0 million, resulting in an effective tax rate of 29%, for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recorded a tax expense of $7.6 million, resulting in an effective tax rate of 86%, and a tax benefit of $0.9 million, resulting in an effective tax rate of 10%, for the six months ended June 30, 2023 and June 30, 2022, respectively. For the three and six months ended June 30, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $5.8 million and $5.6 million, federal and state combined, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limitation on certain executive officers as a publicly held corporation. The tax provision for the six months ended June 30, 2023 includes a net income tax provision of $0.5 million for discrete items primarily due to excess tax expense relating to share-based compensation.
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
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents and short-term investments of $321.4 million and $347.6 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based on SOFR, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants and matures in April 2024. For the three and six months ended June 30, 2023, there were no borrowings from or amounts outstanding under this credit facility and we were in compliance with all debt covenants.
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(Unaudited, in millions)
Net cash (used in) provided by operating activities	$(27.6)	$19.3
Net cash used in investing activities	(71.0)	(11.6)
Net cash provided by (used in) financing activities	2.5	(3.5)
Net (decrease) increase in cash and cash equivalents	$(96.1)	$4.2
Cash flows from operating activities
Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the six months ended June 30, 2023, net cash used in operating activities was $27.6 million, consisting of net income of $1.2 million adjusted for non-cash expenses of $20.5 million. Changes in operating assets and liabilities represented a $49.3 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties and accrued expenses, partially offset by lower accounts receivable.

For the six months ended June 30, 2022, net cash provided by operating activities was $19.3 million, consisting of net loss of $8.7 million adjusted for non-cash expenses of $28.2 million. Changes in operating assets and liabilities represented a $0.2 million use of cash, primarily driven by changes in working capital, including decreases in accounts receivable, offset by decreases in accounts payable and accrued expenses.
Cash flows from investing activities
For the six months ended June 30, 2023 our net cash used in investing activities was $71.0 million, primarily due to the purchase of short-term investments in treasury bills. For the six months ended June 30, 2022, our net cash used in investing activities was $11.6 million, and was primarily due to the purchase of property and equipment to support our increased employee headcount and increased investments into internally developed software to support the overall growth in our business.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and internally developed software, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
For the six months ended June 30, 2023, our net cash provided by financing activities was $2.5 million, and was primarily related to cash proceeds received from the exercise of employee stock options.
For the six months ended June 30, 2022, our net cash used in financing activities was $3.5 million, and was primarily related to cash used to pay withholding taxes on behalf of employees, offset by proceeds received from the exercise of employee stock options.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $47.3 million for all historical product sales as of June 30, 2023. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of June 30, 2023, we expect our future payments to total $16.1 million, which amount we expect to pay over a period of one to four years.
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
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, net sales, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed in Index to the Consolidated Financial

Statements—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K. There have been no significant changes to our risks during the six months ended June 30, 2023.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on such evaluation, as a result of the material weakness in internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022, that is described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023.
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
Remediation Plan for the Material Weakness
In order to remediate the material weakness, our management is in the process of implementing its remediation plan, which includes steps to revise existing controls or design and implement new controls, where appropriate, to address the completeness, accuracy and reliability of the price protection program and quantity information used as the basis for price protection accruals. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
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

Risks Relating to Our Supply Chain, Content Providers and Other Third Parties
•A small number of retailers account for a substantial majority of our Device net revenue, and if our relationships with any of these retailers are harmed or terminated, or the level of business with them is significantly reduced, our results of operations may be harmed.
•If we do not effectively maintain and further develop our Device sales channels, including developing and supporting our retail sales channels, or if any of our retailers experience financial difficulties or fail to promote our devices, our business may be harmed.
•We depend on a limited number of manufacturers and suppliers for our devices and their components. If we experience any delay or disruption, or quality control problems with our manufacturers in their operations or availability or price fluctuations of key components from suppliers, we may be unable to keep up with retailer and consumer demand for our devices, we could lose market share and revenue, and our reputation, brand and business would be harmed.
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
We sell the vast majority of our devices to various retailers that in turn sell our devices to the end consumer. In most situations, these retailers offer several brands of similar devices. The consumer’s decision on which brand to purchase can be impacted by a host of factors including price, and retailers will not purchase our devices from us if they are unable to sell them to consumers at a profit. In 2022 and the first half of 2023, we experienced pressure as certain of our competitors lowered prices on their devices significantly, which had an adverse impact on our Device gross profit. As a result, if we are unable to offer devices to retailers at competitive prices, our business, financial condition and results of operations may be harmed.
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
Demand for our Smart TVs is affected by numerous factors, including the general demand for televisions, price competition and the introduction of new technological innovations. For example, demand is, in part, affected by the rate of upgrade of new televisions. We derived a significant percentage of our past total net revenue as a result of consumers purchasing Smart TVs to replace their existing televisions, upgrading standard-definition televisions to high-definition and 4K televisions and other upgrades to newer technologies. We cannot guarantee that current or future technological upgrades, such as Quantum Dot or OLED televisions and televisions with greater color spectrum or operating system capabilities will result in similar adoption rates, or that content providers will provide the content necessary for such technological upgrades to fulfill their full potential for consumers. For example, there was a significant amount of time between when high-definition televisions were available and high-definition content for such televisions was prevalent, and there has been minimal content available and provided for 3D televisions. Currently, the broadcast technology ATSC 3.0 (also referred to as “NextGen TV”) is being considered and implemented by broadcasters across U.S. designated market areas. Whether we enable ATSC 3.0 and other future technologies on our devices and the rate of adoption of those technologies may have an impact on whether or not consumers choose to buy and continue to use our Smart TVs. Furthermore, the rate of replacement with new televisions of older televisions may be affected by macroeconomic factors such as continuing uncertainty in the global economy, or a change in the prices of televisions. If consumers do not purchase new televisions, or purchase substitute or replacement televisions at a lower rate than during prior replacement cycles, this may harm our business, financial condition and results of operations.
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
We compete primarily with established, well-known television manufacturers and established media entertainment device companies, as well as more recent entrants to the branded television market. In addition, one of our significant retailers, Walmart, sells its own brand of televisions and has chosen and may continue to choose to promote their own devices over ours or could ultimately cease selling or promoting our devices entirely. Our principal competitors include: Samsung, LG, TCL, and Hisense. We face sound bar competition from large consumer electronics brands such as Samsung, Sony, LG, Bose, Sonos and Onn. Any reduction in our ability to place and promote our devices, or increased competition for available or desirable shelf or website placement, especially during peak retail periods, such as the holiday shopping season, would require us to increase our marketing expenditures and to seek other distribution channels to promote our devices.
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
•broader distribution, including by selling devices internationally, and more established relationships with retailers;
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
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, discovery+, Disney+, Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of platforms, devices and content providers including Roku, AppleTV, Amazon and Google that provide broadband delivered digital content directly to a consumer’s television or mobile phone, including through casting technology or connected devices such as Amazon’s Fire TV Stick or Google’s Chromecast. Use of these technologies or devices with our Smart TVs, or a consumer’s choice to watch content on their phone instead of television, limits our ability to monetize our SmartCast platform. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung and from other forms of content and entertainment, such as social media platforms including TikTok and Instagram that consumers are more likely to engage with on their mobile phones, decreasing the time they spend watching television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $267.8 million and $213.4 million for the six months ended June 30, 2023 and 2022, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future. For example, although we experienced significant growth of in Platform+ net revenue of 55% from fiscal year 2021 to 2022, this was not as high as the growth rate of Platform+ net revenue of 110% from fiscal year 2020 to 2021, and our growth rate may decrease again in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may continue to decline in the future as a result of a variety of factors, including the saturation of our markets.
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
In addition, inflationary pressure, recessionary fears and reduced consumer confidence in our current economic climate have caused and may continue to cause advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. Further, a reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the recent strikes called by the Writers Guild of America and SAG-AFTRA), could reduce the demand for advertising and media and entertainment promotional spending campaigns and negatively impact user engagement with our platform. These factors may have a negative impact on our Platform+ net revenue. The extent of the ongoing impact of these macroeconomic factors on the growth of our Platform+ business and on global economic activity more generally is uncertain and may adversely affect our business, operations and financial results.

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
Our future growth depends in part on our ability to expand the capabilities of our SmartCast operating system and to monetize those capabilities. SmartCast currently generates revenue from ad inventory on our home screen, WatchFree+ and certain other services on our operating system and, on a transactional basis, from certain subscription purchases and content transactions that occur on our operating system, including those made through our payment and subscription management solution, VIZIO Account. To continue to grow our business, we intend to invest in interactive features for our Smart TVs such as personal communications, including our recently launched photo-sharing feature VIZIOgram, commerce and fitness and wellness. We may be unable to successfully develop these features and even when we do, consumers may not choose to engage with them.

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
We do not develop certain of the technologies incorporated into and necessary for the operation and functionality of our devices. We rely on non-exclusive license rights from third parties for these technologies. We also license technology on a non-exclusive basis that is necessary to comply with various data compression, broadcast and wireless standards. Because the intellectual property we license is available to our competitors from third parties, barriers to entry for our competitors are lower than if we owned exclusive rights to the technology we license and use or if we had separately developed patented technology. In some cases, the owners of the intellectual property that we license routinely license the same or similar intellectual property to our competitors, such as Dolby, and AVC/H.264 patents licensed through Via Licensing Alliance. If a competitor enters into an exclusive arrangement with any of our third-party technology providers, or we are unable to continue to license or replace technologies we use following the expiration or termination of a license, our ability to develop and sell devices or services containing that technology could be severely limited. Our ability to continue licensing technology from a licensor after the expiration or termination of a license could also become more limited in the future for a variety of reasons, such as the licensor being acquired by one of our competitors. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our devices. Our success will also depend in part on our continued ability to access these technologies on commercially reasonable terms. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue to access these technologies. We have in the past been, and may in the future be, unable to reach a satisfactory agreement before our existing license agreements have expired. In some instances, we may be required by third parties to maintain licenses to certain third-party technologies, and failure to do so may cause us to lose business relationships or revenue. If we are unable to enter into or renew the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, our business, financial condition and results of operations may be harmed. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing our devices, which may harm our business, financial condition and results of operations.
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
We currently rely primarily on only one third-party logistics provider for our warehousing needs and one for our transportation needs that are not already handled by our manufacturers. We have no assurance that business interruptions will not occur as a result of the failure by these providers to perform as expected or that either of these logistics providers will meet the needs of our Device business. Further, if we are unable to properly manage our relationships with our logistics providers, including by accurately forecasting our requirements, our net revenue, results of operations and gross profit may be harmed. We cannot ensure that our logistics providers will continue to perform services to our satisfaction, in a manner satisfactory to our retailers, manufacturers and their suppliers, or on commercially reasonable terms. Our manufacturers could become dissatisfied with our logistics providers or their cost levels and refuse to utilize either of these logistics providers. Our retailers could become dissatisfied and cancel their orders, impose charges on us or decline to make future purchases from us if a logistics provider fails to deliver devices on a timely basis and in compliance with retailers’ shipping and packaging requirements, thereby increasing our costs and/or potentially causing our reputation and brand to suffer. If one of our logistics providers is not able to provide the agreed services at the level of quality we require or becomes unable to handle our existing or higher volumes, we may not be able to replace such logistics provider on short notice, which may harm our business.
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
For example, the European Union (“EU”) General Data Protection Regulation (“GDPR”) imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the

GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects. Numerous legislative proposals also have been introduced to the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and data privacy and protection that could affect us. We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and security in the United States and other jurisdictions in which we operate.
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California adopted the California Consumer Privacy Act (“CCPA”), which introduced new data privacy rights for California residents and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California residents and afford such residents data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The CCPA provides for a private right of action for certain data breaches that has increased data breach litigation. Further, the California Privacy Rights Act (“CPRA”), went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding residents’ rights, including with respect to certain sensitive personal information, and places limitations on data uses, creates new audit requirements for significant risk processing activities, and provides residents opt outs for certain disclosures of personal information. The CPRA also creates a new state agency with authority to implement and enforce the CCPA and the CPRA, including seeking an injunction and civil penalties for violations. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States and prompted a number of new state privacy legislation to be considered and enacted, many of which have similarities to the CCPA and CPRA. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. In addition, Delaware has passed legislation that is awaiting signature by its state governor and that would go into effect in 2025. These comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation now in other states, including by introducing new data privacy rights for residents and new operational requirements for covered companies. The U.S. federal government also is contemplating federal privacy legislation. New and evolving state privacy laws have required and will require us to incur additional costs and expenses in an effort to comply with them. These new state privacy laws, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others.
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
U.S. federal and state governments, and foreign governments, have enacted or are considering legislation related to digital advertising, consumer privacy, and the collection, use, disclosure and other processing of data relating to individuals, including the GDPR, the CCPA, and other comprehensive U.S. state privacy statutes, and regulators, including the U.S. Federal Trade Commission and many state Attorneys General, are interpreting consumer protection laws as imposing standards relating to these topics. We also expect to see an increase in legislation and regulation related to digital advertising, the use of location or behavioral data, the collection and use of internet user data and unique device identifiers, such as IP address, and other privacy and data protection legislation and regulation. Such laws and regulations could affect our costs of doing business, and may adversely affect the demand for, or effectiveness and value of, our Inscape data services and our other devices and services. It is also possible that existing laws and regulations may be interpreted in new ways that would affect our business, including with respect to definitions of “personal data” or similar concepts, or the classification of IP addresses, machine, device or other persistent identifiers, location data, behavioral data and other similar information. Such laws and regulations may be inconsistent between countries and jurisdictions or conflict with other laws, regulations or other obligations to which we are or may become subject. Such new laws and regulations, or new interpretations of laws and regulations, may hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States, may prove inconsistent with our current or future business practices or the functionality of our Smart TVs, Inscape data services or other devices or services, and may diminish the volume or quality of our data by restricting our information collection methods or decreasing the amount and utility of the information that we would be permitted to collect, share and license.
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
Our devices are subject to laws in some jurisdictions which ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment. Similar laws and regulations have been passed, are pending, or may be enacted in China and other regions, and we are, or may in the future be, subject to these laws and regulations. Also, changes to regulations relating to certain chemicals and flame retardants used in our devices have been enacted in some states and additional regulations are have been proposed or are being considered by federal and state regulators. If these measures are implemented, we could face significant increased costs from suppliers who may be using such chemicals in component parts and would be required to remove them. Although we generally seek contractual provisions requiring our manufacturers to comply with device content requirements, we cannot guarantee that our manufacturers will consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our devices to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
Issues related to climate change may result in regulatory requirements that would have an adverse impact on the financial condition of the business. At the federal and state levels, we may face new or changing requirements to reduce greenhouse gases on our operations, including manufacturing, transportation and distribution, resulting in increased costs. Recently proposed changes to laws at the state and local levels targeting reductions in greenhouse gases would also result in increased administrative costs to the business.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate and a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for (benefit from) income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. If the requirement to capitalize such expenditures is not modified by the time our tax return is filed for the year ended December 31, 2022, it may impact our current and future cash tax liabilities and deferred tax assets. Further, the Inflation Reduction Act of 2022 (the “IRA”) became effective beginning on January 1, 2023, which imposes a 15% alternative minimum income tax on certain corporations’ global adjustment financial statement income and a 1% non-deductible excise tax on certain stock buybacks. We do not currently expect that the IRA will have a material impact on our income tax liability. In addition, the Organisation for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
Leading companies in the television industry, some of which are our competitors, have extensive patent portfolios with respect to television technology. From time to time, third parties, including these leading companies, have asserted and currently are asserting patent, copyright, trademark and/or other intellectual property related claims against us and demand license or royalty payments or payment for damages, seek injunctive relief and pursue other remedies including, but not limited to, an order barring the import of our devices. We expect to continue to receive such communications and be subject to such claims, and we review the merits of each claim as they are received.
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
From time to time, companies that incorporate open source software into their devices have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Additionally, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide the open source software subject to those licenses. Accordingly, we have and may in the future be subject to suits and liability for copyright infringement claims and breach of contract by parties claiming ownership of, or demanding release of, what we believe to be open source software or noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur, or could be claimed to have occurred, and we may be required to release our proprietary source code, pay damages for breach of contract, purchase a costly license, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which may harm our business, financial condition and results of operations. This reengineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. When an author or other third-party alleges that we had not complied with the conditions of one or more of those open source licenses, we are and may in the future be required to incur legal expenses in defending against such allegations, and if our defenses are not successful we could be enjoined from distribution of the devices that contained the open source software and be required to either make the source code for the open source software available, to grant third parties certain rights of further use of our software, or to remove the open source software from our devices, which could disrupt our distribution and sale of some of our devices, or help third parties, including our competitors, develop products and services that are similar to or better than ours, any of which may harm our business, financial condition and results of operations.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    Amended and Restated Change in Control and Severance Agreements
On August 7, 2023, as part of a review by the Compensation Committee of our Board of Directors (the “Committee”) of executive compensation, we entered into amended Change in Control and Severance Agreements (each, a “Severance Agreement”) with each of Adam Townsend, our Chief Financial Officer, and Mike O’Donnell, our Chief Revenue/Strategic Growth Officer in light of market practices. The terms of each Severance Agreement are the same as their existing agreements, except that in the event of a termination that would qualify them for severance benefits they would be entitled to the following:
Regular Severance
•a lump sum payment equal to 12 months (increased from two weeks for each year that the individual has been employed by us as of the date of such termination) of such individual’s annual base salary; and
•COBRA coverage until the earlier of (a) a period of 12 months (increased from two weeks for each year that the individual has been employed by us as of the date of such termination) from the date of the individual’s termination, or (b) the date on which the individual (and his eligible dependents, as applicable) becomes covered under similar plans, or ceases to be eligible for coverage under COBRA.
Severance During the Change in Control Period
•a lump sum payment equal to 18 months (increased from 12 months) of such individual’s annual base salary;
•a lump sum payment equal to 150% (increased from 100%) of the individual’s target annual bonus as in effect for the fiscal year in which the termination occurs; and
•COBRA coverage until the earlier of (a) a period of 18 months (increased from 12 months) from the date of the individual’s termination, or (b) the date on which the individual (and his eligible dependents, as applicable) becomes covered under similar plans, or ceases to be eligible for coverage under COBRA.
These changes occurred as part of a broader review of the severance benefits available to our senior employees in light of the creation of a new Group Vice President employment level and align the severance benefits available to Messrs. Townsend and O’Donnell with the existing severance benefits of our other executive officers.
The foregoing description of the Severance Agreements is subject to, and qualified in its entirety by, the full text of the Form of Change in Control and Severance Agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
(b)     None
(c)    Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
10.1	Form of Restricted Stock Unit Award Grant Notice for performance-based grants pursuant to the VIZIO Holding Corp. 2017 Incentive Award Plan
10.2	Third Amendment to Loan and Security Agreement, dated as of April 25, 2023 between VIZIO, Inc. and Bank of America, N.A.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: August 8, 2023	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)