Form 10-Q
period 2023-09-30
Vizio Holding Corp.
filed 2023-11-09
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 3, 2023, there were 121,016,127 shares of the registrant’s Class A common stock outstanding, 76,180,453 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
•our expectations regarding potential partnerships with other TV original equipment manufacturers (“OEMs”) to adopt our operating system;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-
ii

looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$215.5	$288.7
Short-term investments	119.4	58.9
Accounts receivable, net	345.6	357.9
Other receivables due from related parties	—	2.2
Inventories	17.6	15.5
Income tax receivable	—	1.7
Prepaid and other current assets	54.4	53.5
Total current assets	752.5	778.4
Property, equipment and software, net	19.9	19.9
Goodwill	44.8	44.8
Deferred income taxes	51.2	51.2
Other assets	38.4	21.4
Total assets	$906.8	$915.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$104.5	$148.2
Accounts payable	137.3	117.2
Accrued expenses	175.8	204.9
Accrued royalties	40.8	47.4
Income taxes payable	1.0	—
Other current liabilities	6.7	5.5
Total current liabilities	466.1	523.2
Other long-term liabilities	19.2	18.8
Total liabilities	485.3	542.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of September 30, 2023 and December 31, 2022 •Class A, 124.8 and 121.9 shares issued and 121.0 and 118.1 shares outstanding as of September 30, 2023 and December 31, 2022, respectively; •Class B, 76.2 and 76.8 shares issued and 76.2 and 76.8 shares outstanding as of September 30, 2023 and December 31, 2022, respectively, and •Class C, no shares issued and outstanding as of September 30, 2023 and December 31, 2022.	—	—
Additional paid-in capital	399.8	366.9
Accumulated other comprehensive loss	(0.4)	(0.3)
Retained earnings	22.1	7.1
Total stockholders’ equity	421.5	373.7
Total liabilities and stockholders’ equity	$906.8	$915.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
Device	$270.0	$307.0	$753.4	$987.9
Platform+	156.2	128.0	423.9	341.4
Total net revenue	426.2	435.0	1,177.3	1,329.3
Cost of goods sold:
Device	273.3	305.8	754.7	974.8
Platform+	56.4	49.1	164.5	127.7
Total cost of goods sold	329.7	354.9	919.2	1,102.5
Gross profit:
Device	(3.3)	1.2	(1.3)	13.1
Platform+	99.8	78.9	259.4	213.7
Total gross profit	96.5	80.1	258.1	226.8
Operating expenses:
Selling, general and administrative	63.6	54.8	180.4	167.5
Marketing	9.2	8.8	26.9	31.3
Research and development	9.8	10.8	31.7	29.4
Depreciation and amortization	1.2	1.0	3.3	2.8
Total operating expenses	83.8	75.4	242.3	231.0
Income (loss) from operations	12.7	4.7	15.8	(4.2)
Interest income, net	3.5	0.4	9.0	0.4
Other (expense) income, net	(0.1)	0.1	0.1	(0.6)
Total non-operating income (expense), net	3.4	0.5	9.1	(0.2)
Income (loss) before income taxes	16.1	5.2	24.9	(4.4)
Provision for income taxes	2.3	3.2	9.9	2.3
Net income (loss)	$13.8	$2.0	$15.0	$(6.7)

Net income (loss) per share attributable to Class A and Class B stockholders:
Basic	$0.07	$0.01	$0.08	$(0.03)
Diluted	$0.07	$0.01	$0.08	$(0.03)
Weighted-average Class A and Class B common shares outstanding:
Basic	196.7	193.8	196.0	192.6
Diluted	199.9	200.2	200.2	192.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$13.8	$2.0	$15.0	$(6.7)
Other comprehensive loss:
Foreign currency translation adjustments	—	(0.1)	(0.1)	(0.1)
Comprehensive income (loss)	$13.8	$1.9	$14.9	$(6.8)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Nine Months Ended September 30, 2023
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2022	—	$—	118.1	76.8	$366.9	$(0.3)	$7.1	$373.7
Share-based compensation expense	—	—	—	—	8.0	—	—	8.0
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.6	—	1.7	—	—	1.7
Foreign currency translation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2023	—	$—	118.7	76.8	$376.6	$(0.3)	$6.4	$382.7
Share-based compensation expense	—	—	—	—	9.7	—	—	9.7
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.9	—	1.1	—	—	1.1
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	—	1.9	1.9
Balance at June 30, 2023	—	$—	119.6	76.8	$387.4	$(0.4)	$8.3	$395.3
Share-based compensation expense	—	—	—	—	12.1	—	—	12.1
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.8	—	0.3	—	—	0.3
Foreign currency translation	—	—	—	—	—	—	—	—
Conversion of class B shares into class A shares	—	—	0.6	(0.6)	—	—	—	—
Net income	—	—	—	—	—	—	13.8	13.8
Balance at September 30, 2023	—	$—	121.0	76.2	$399.8	$(0.4)	$22.1	$421.5

	Nine Months Ended September 30, 2022
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2021	—	$—	113.2	76.8	$323.3	$(0.2)	$7.5	$330.6
Share-based compensation expense	—	—	—	—	16.5	—	—	16.5
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	2.6	—	(6.7)	—	—	(6.7)
Net loss	—	—	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2022	—	$—	115.8	76.8	$333.1	$(0.2)	$(3.5)	$329.4
Share-based compensation expense	—	—	—	—	6.4	—	—	6.4
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.8	—	3.3	—	—	3.3
Net income	—	—	—	—	—	—	2.3	2.3
Balance at June 30, 2022	—	$—	116.6	76.8	$342.8	$(0.2)	$(1.2)	$341.4
Share-based compensation expense	—	—	—	—	11.0	—	—	11.0
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.9	—	2.2	—	—	2.2
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	—	2.0	2.0
Balance at September 30, 2022	—	$—	117.5	76.8	356.0	(0.3)	$0.8	$356.5
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of September 30, 2023 and September 30, 2022.
(2) As of both September 30, 2023 and December 31, 2022, the par value on common stock outstanding was $20 thousand.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$15.0	$(6.7)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5.6	2.8
Amortization of premium and discount on investments	(3.3)	(0.3)
Change in fair value of investment securities	—	0.7
Deferred income taxes	—	(0.2)
Share-based compensation expense	30.4	34.0
Change in allowance for doubtful accounts	0.9	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	11.4	35.5
Other receivables due from related parties	2.2	4.3
Inventories	(2.1)	(22.2)
Income taxes receivable	1.7	(2.9)
Prepaid and other current assets	(3.7)	29.0
Other assets	(15.5)	(4.3)
Accounts payable due to related parties	(43.7)	(58.5)
Accounts payable	19.4	(3.5)
Accrued expenses	(29.4)	6.8
Accrued royalties	(6.6)	(13.1)
Income taxes payable	1.0	—
Other current liabilities	1.2	0.3
Other long-term liabilities	0.4	6.2
Net cash (used in) provided by operating activities	(15.1)	7.8
Cash flows from investing activities:
Purchase of property and equipment	(2.0)	(11.7)
Purchase of investments	(164.5)	(60.5)
Maturity of investments	105.9	—
Net cash used in investing activities	(60.6)	(72.2)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1.9	10.7
Withholding taxes paid on behalf of employees on net settled share-based awards	(0.6)	(12.0)
Proceeds from sale of stock under ESPP	1.2	—
Net cash provided by (used in) financing activities	2.5	(1.3)
Effects of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(73.2)	(65.7)
Cash and cash equivalents at beginning of period	288.7	331.6
Cash and cash equivalents at end of period	$215.5	$265.9
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5.1	$4.2
Cash paid for interest	$0.1	$0.2
Cash paid for amounts included in the measurement of operating lease liabilities	$3.3	$2.5
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.8	$6.1
Additions to property and equipment financed by accounts payable	$0.7	$—
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
As of September 30, 2023 and December 31, 2022, the Company recorded $26.1 million and $22.0 million of contract assets, respectively. As of September 30, 2023, $24.3 million and $1.8 million of contract assets were recorded in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2022, all contract assets were recorded in other current assets in the accompanying condensed consolidated balance sheets. As of September 30, 2023 the Company recorded $2.7 million of contract liabilities, which are recorded in other current liabilities in the accompanying condensed consolidated balance sheets. There were no material contract liabilities as of December 31, 2022. Contract assets primarily represent revenue earnings over time for which the Company does not presently have an unconditional right to payment (generally not yet billable) based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by the Company's customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company's revenue recognition criteria described above. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
Customer A	37%	36%	35%	38%
Customer B	7	10	10	12
Customer C	7	8	8	10
Customer D	3	10	3	8
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 44% and 45% of the Company’s net revenue for the three and nine months ended September 30, 2023, and 46% and 50% of the Company’s net revenue for the three and nine months ended September 30, 2022, respectively.
Note 4. Investments
The Company’s investments consist of U.S. Treasury bills which are recorded in Short-term investments in the accompanying condensed consolidated balance sheets. We are classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of September 30, 2023, the maturity dates of all U.S Treasury bills were within 12 months. We review these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. During the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not recognize any impairment losses related to these securities.

The following tables summarize the Company’s Short-term investments:

		September 30, 2023
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$119.4	$—	$(0.2)	$119.2
Total		$119.4	$—	$(0.2)	$119.2

		December 31, 2022
	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In millions)
U.S. Treasury bills	1 year or less	$58.9	$—	$(0.2)	$58.7
Total		$58.9	$—	$(0.2)	$58.7
When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions.
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	September 30, 2023	December 31, 2022
	(In millions)
Accounts receivable	$346.7	$358.1
Allowance for doubtful accounts	(1.1)	(0.2)
Total accounts receivable, net of allowance	$345.6	$357.9
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three and nine months ended September 30, 2023, the Company recorded bad debt expense of $0.2 million and $0.9 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded a reduction of bad debt expense of $2.8 million and $0.1 million, respectively, due to a recovery.
The following customers account for more than 10% of accounts receivable:

	September 30, 2023	December 31, 2022
Net receivables:
Customer A	37%	38%
Customer B	5	12
Customer A and Customer B are affiliates under common control with one another. Their collective accounts receivable balance as of September 30, 2023 and December 31, 2022 was 42% and 50% of our total net receivables, respectively.
Note 6. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
	(In millions)
Inventory on hand	$12.0	$12.6
Inventory in transit - outbound	4.4	2.9
Inventory in transit - inbound	1.2	—
Total inventory	$17.6	$15.5

Significant Manufacturers
The Company purchases a significant amount of its product inventory from certain manufacturers. The inventory is purchased under standard product supply agreements that outline the terms of the product delivery. Once all aspects of the product are agreed upon, in most instances the manufacturers are then responsible for transporting the product to their warehouses located in the United States. In most instances, the manufacturers are considered the importers of record and are required to insure the product as it is shipped to the warehouses. In these instances, the title and risk of loss of the product passes to the Company upon shipment from the manufacturer’s warehouse in the United States to the customer. The product supply agreements stipulate that the manufacturer will (i) generally reimburse the Company for at least a portion of the price protection or sales concessions negotiated between the Company and customers on product purchased, and (ii) indemnify the Company against all liability resulting from valid and enforceable patent infringement with regard to product purchased under the agreement except if such infringement arises out of the Company’s modification or misuse of the product.
The Company has the following significant concentrations related to suppliers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Inventory purchases:
Supplier A — related party	34%	43%	35%	46%
Supplier B	19	25	20	23
Supplier C	36	12	31	13
The Company currently obtains the majority of its products from these manufacturers. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $0.7 million and $3.0 million due from these manufacturers as of September 30, 2023 and December 31, 2022, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to Cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $2.3 million and $4.5 million for the three and nine months ended September 30, 2023 and $2.2 million and $3.7 million for the three and nine months ended September 30, 2022. These amounts are recorded in Cost of goods sold in the accompanying condensed consolidated statements of operations.
Note 7. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	September 30, 2023	December 31, 2022
	(In millions)
Building	$10.2	$10.1
Machinery and equipment	1.2	2.0
Leasehold improvements	8.0	4.2
Furniture and fixtures	4.9	4.7
Computer and software	16.2	17.7
Construction in progress	0.9	4.8
Total property, equipment and software	41.4	43.5
Less accumulated depreciation and amortization	(21.5)	(23.6)
Total property, equipment and software, net	$19.9	$19.9
Depreciation and amortization expense was $1.9 million and $5.6 million for the three and nine months ended September 30, 2023 and $1.0 million and $2.5 million for the three and nine months ended September 30, 2022, respectively.

Disposal of fully depreciated assets reduced property, equipment and software and accumulated depreciation and amortization by $7.7 million with no impact to the income statement for the three and nine months ended September 30, 2023. There were no material disposals for the year ended December 31, 2022.
Note 8. Accrued Expenses
The Company’s accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
	(In millions)
Accrued price protection	$34.2	$51.3
Accrued other customer related expenses	58.6	55.8
Accrued supplier/partner related expenses	42.9	54.0
Accrued payroll expenses	37.0	36.1
Accrued other expenses	3.1	7.7
Total accrued expenses	$175.8	$204.9
Note 9. Accrued Royalties
A summary of future commitments on royalty obligations (including amounts currently accrued for under existing royalty agreements yet to be paid, as well as amounts that will become due in future periods relating to these existing arrangements) as of September 30, 2023 is as follows:

September 30, 2023
(In millions)
2023 (remaining)	$3.7
2024	20.3
2025	11.4
2026	6.5
2027	6.0
2028 and thereafter	1.5
Total	$49.4
For potential future settlements related to historical sales, a reserve has been recorded in Accrued royalties in the condensed consolidated balance sheets. Any patent infringement lawsuit in which the Company is not indemnified is expensed when management determines that it is probable that a liability has been incurred and the amount is estimable.
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
Note 10. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2028. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

	Classification	September 30, 2023	December 31, 2022
Assets:
Right-of-use asset	Other assets	$12.6	$14.0
Liabilities:
Current portion of lease liabilities	Other current liabilities	$3.9	$3.5
Long term portion of lease liabilities	Other long-term liabilities	$9.6	$11.5
Weighted-average remaining lease term		3.6	4.1
Weighted-average discount rate		5.5%	4.9%

Operating lease costs were $1.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively. Operating lease costs were $1.2 million and $4.1 million for the three and nine months ended September 30, 2022, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of September 30, 2023:

September 30, 2023
(In millions)
2023 (remainder)	$1.3
2024	4.5
2025	3.9
2026	3.3
2027	1.7
2028 and thereafter	0.4
Total minimum lease payments	15.1
Less imputed interest	(1.6)
Total lease liabilities	$13.5
Note 11. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of September 30, 2023, no liabilities were recorded related to this supply commitment.
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
Fees related to this unused line of credit were not material in any of the periods presented. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
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
On August 24, 2023, the Company and Maxell executed a definitive settlement agreement regarding the Maxell Matters.

On October 24, 2022, DivX, LLC filed a complaint with the ITC against Amazon.com, Inc. and the Company alleging certain Amazon.com, Inc.’s products and the Company's TVs infringe several of its patents related to certain streaming media-related technologies. See In the Matter of Certain Video Processing Devices and Components Thereof, Inv. No. 337-TA-1343 (ITC). On October 24, 2022, DivX, LLC also filed a companion complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe the same patents. See DivX, LLC v. VIZIO, Inc., Case No. 8:22-cv-01955 (C.D. Cal.). The parties executed a definitive settlement agreement, effective August 11, 2023, regarding these legal proceedings.
The settlements for these matters did not have a material impact to the condensed consolidated statements of operations.
Note 12. Stockholders’ Equity
Preferred Stock
As of September 30, 2023, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
Common Stock
The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock.
On July 1, 2023, 634,185 shares of Class B common stock were converted into 634,185 fully paid and nonassessable shares of Class A common stock. Subsequently, on September 26, 2023 the Company's Board of Directors approved the retirement of such shares of Class B common stock, at which time they resumed the status of authorized and unissued.
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
Stock Options
A summary of the Company’s stock option activity under the Plans as of September 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2022	14.4	$3.88	7.0	$54.1
Granted	1.3	6.73
Exercised	(0.6)	3.92
Forfeited and expired	(0.9)	11.17
Outstanding at September 30, 2023	14.2	$7.71	6.73	$10.9
Options vested and exercisable at September 30, 2023	8.7	$6.33	5.58	$10.9
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model.

The following provides information on the weighted-average assumptions used for stock options granted during the three and nine months ended September 30, 2023 and September 30, 2022 (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of options granted	0.1	0.2	1.3	4.9
Volatility	45.9%	59.7%	45.9%	45.7%
Expected term (years)	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	0.0%	0.4%	0.0%	0.8%
Risk-free interest rate	4.3%	3.3%	3.8%	2.8%
Fair value of common stock	$6.42	$10.79	$6.73	$8.97
Grant date fair value per share determined using a Black-Scholes-Merton option pricing model for purposes of determining compensation expense	$3.26	$6.13	$3.37	$3.98
As of September 30, 2023, the Company had $20.4 million of unrecognized share-based compensation expense related to stock options, which the Company expects to recognize over a weighted average vesting period of approximately 2.2 years.
Restricted Stock Units
The grant date fair values of the Company's RSUs are determined based on the fair value of the Company's common stock on the date of grant.
A summary of the Company’s activity related to RSUs as of September 30, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2022	6.3	$12.16
Granted	7.8	7.03
Vested	(1.7)	13.37
Forfeited	(1.0)	11.94
Outstanding at September 30, 2023	11.4	$9.20
As of September 30, 2023, the Company had $94.2 million of unrecognized share-based compensation expense related to RSUs, which the Company expects to recognize over a weighted average vesting period of approximately 3.0 years.
Performance Stock Units
The Company has granted performance stock units (“PSUs”) to select executive employees that vest over an approximately four-year service period based on a performance metric tied to the Company’s total shareholder return relative to the total shareholder return of a peer group over a one-year performance period. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model covering the one year performance period. Between 0% and 200% of the PSUs will become eligible to vest (“eligible PSUs”) based on achievement of the performance goal, and any eligible PSUs will vest in increments over a period of approximately four years. The PSUs are subject to both time-based and market-based vesting conditions.

A summary of the Company’s activity related to PSUs as of September 30, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2022	—	$—
Granted	1.7	6.72
Outstanding at September 30, 2023	1.7	$6.72
The weighted-average input assumptions used by the Company were as follows (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of PSUs granted	—	—	1.7	—
Volatility	—%	—%	61.3%	—%
Expected term (years)	—	—	4 years	—
Dividend yield	—%	—%	0.0%	—%
Risk-free interest rate	—%	—%	5.0%	—%
Fair value of common stock	$—	$—	$6.49	$—
Grant date fair value per PSU determined using a Monte-Carlo simulation model for purposes of determining compensation expense	$—	$—	$6.72	$—
As of September 30, 2023, the Company had $9.3 million of unrecognized share-based compensation expense related to PSUs, which the Company expects to recognize over a weighted average vesting period of approximately 3.8 years.
Share-based Compensation Expense
Total share-based compensation expense was $12.3 million and $30.4 million for the three and nine months ended September 30, 2023, respectively. Total share-based compensation expense was $11.0 million and $34.0 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, $0.9 million and $2.1 million is included in Cost of goods sold, respectively, and $1.7 million and $4.1 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, $0.0 million and $0.6 million is included in Cost of goods sold, respectively, and $0.2 million and $1.0 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the condensed consolidated statements of operations.
Note 13. Income Taxes
The Company recorded a tax expense of $2.3 million, resulting in an effective tax rate of 14%, and $3.2 million, resulting in an effective tax rate of 61%, for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recorded a tax expense of $9.9 million, resulting in an effective tax rate of 40%, and a tax expense of $2.3 million, resulting in an effective tax rate of (51)%, for the nine months ended September 30, 2023 and September 30, 2022, respectively. For the three and nine months ended September 30, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $1.3 million and $8.4 million, federal and state combined, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limitation on certain executive officers as a publicly held corporation. The tax provision for the nine months ended September 30, 2023 includes a net income tax provision of $1.0 million for discrete items primarily due to excess tax expense relating to share-based compensation.
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
Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period, inclusive of the effect of potential common shares, if dilutive. For the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, the potential dilutive shares relating to outstanding stock options were included in the computation of diluted earnings. For the nine months ended September 30, 2022, the potential dilutive shares were not included in the computation of diluted loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.
Basic and diluted income (loss) per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net income attributable to common stockholders - basic and diluted	$8.5	$5.3	$1.2	$0.8

Denominator:
Weighted-average common shares outstanding - basic	120.5	76.2	117.0	76.8
Weighted-average effect of dilutive securities	3.2	—	6.4	—
Weighted-average common shares outstanding - diluted	123.7	76.2	123.4	76.8

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.07	$0.07	$0.01	$0.01
Diluted	$0.07	$0.07	$0.01	$0.01
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	14.7		4.0

	Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net income (loss) attributable to common stockholders - basic and diluted	$9.1	$5.9	$(4.0)	$(2.7)

Denominator:
Weighted-average common shares outstanding - basic	119.4	76.6	115.8	76.8
Weighted-average effect of dilutive securities	4.2	—	—	—
Weighted-average common shares outstanding - diluted	123.6	76.6	115.8	76.8

Net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	$0.08	$0.08	$(0.03)	$(0.03)
Diluted	$0.08	$0.08	$(0.03)	$(0.03)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	13.3		21.1
As of September 30, 2023, the PSUs granted in 2023 had an expected achievement level of 13%. No similar awards were outstanding as of September 30, 2022. Refer to Note 12 for additional information related to the PSUs.

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
Financial and operating results for the three months ended September 30, 2023 as compared to the corresponding period of last year included:
•Net revenue of $426.2 million, compared to $435.0 million
•Platform+ net revenue of $156.2 million, up 22%
•Gross profit of $96.5 million, up 20%
•Platform+ gross profit of $99.8 million, up 26%
•Net income of $13.8 million, up 590.0%
•Adjusted EBITDA of $26.9 million, up 61%
•SmartCast Active Accounts of 17.9 million, up 8%
•SmartCast Hours of 5.2 billion, up 21%
•SmartCast Average Revenue Per User (“ARPU”) of $31.55, up 14%
Our Business Model
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
SmartCast delivers a compelling array of content and applications through an elegant and easy-to-use interface. It supports many of the leading streaming apps, such as Amazon Prime Video, Apple TV+, Disney+, Hulu, Max, Netflix, Paramount+, Peacock, and YouTube TV, and hosts our own free, ad-supported app, WatchFree+. SmartCast also supports Apple AirPlay 2 and Chromecast functionalities to allow users to stream additional content from their other devices to our Smart TVs. It provides broad support for third-party voice platforms, including Amazon Alexa, Apple HomeKit and Google Voice Assistant, as well as second screen viewing to offer additional interactive features and experiences.
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
We monetize these capabilities through:
Advertising
•Video advertising: We offer ad inventory on services such as WatchFree+ and certain third-party AVOD streaming services. In exchange for distributing third party content, we gain a portion of the advertising inventory to sell ourselves, or in some cases we sell all of the ad inventory and share a portion of the revenue with the content providers.
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
Advertisers
We offer an attractive value proposition for advertisers to reach consumers who are increasingly “cutting the cord. We intend to continue to increase our presence and recognition among advertising agencies, advertisers and content providers through the television advertising ecosystem. In addition, we expect our audience size and data capabilities to continue to resonate with ad buyers looking to increase their Connected TV ad spend.

Key Business Metrics
We review a number of operational and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive the majority of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV Shipments and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended September 30, 2023, our Smart TV Shipments totaled 1.1 million, an 8% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At September 30, 2023, SmartCast Active Accounts were 17.9 million, representing an 8% year-over-year increase. This metric excludes approximately 3.0 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will continue to decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is useful to understanding our total potential monetization opportunities. For the three months ended September 30, 2023, Total VIZIO Hours were 8.9 billion, representing a 10% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system and indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. For the three months ended September 30, 2023, SmartCast Hours were 5.2 billion, representing a 21% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at September 30, 2023 was $31.55, representing an 14% year-over-year increase.

The following table presents a comparison of these key operational metrics for the three months ended September 30, 2023 and the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
	(In millions, except SmartCast ARPU)
Smart TV Shipments	1.1	1.2
SmartCast Active Accounts (as of)	17.9	16.6
Total VIZIO Hours	8,913	8,129
SmartCast Hours	5,153	4,243
SmartCast ARPU	$31.55	$27.69
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.
Adjusted EBITDA
We define Adjusted EBITDA as total net income (loss) before interest income, net, other income (expense), net, provision for income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and to help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
For the three months ended September 30, 2023, our net income increased to $13.8 million from a net income of $2.0 million for the same period in the prior year, and Adjusted EBITDA increased $10.2 million, or 61%, year-over-year.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited, in millions)
Net income (loss)	$13.8	$2.0	$15.0	$(6.7)
Adjusted to exclude the following:
Interest income, net	(3.5)	(0.4)	(9.0)	(0.4)
Other (expense) income, net	0.1	(0.1)	(0.1)	0.6
Provision for income taxes	2.3	3.2	9.9	2.3
Depreciation and amortization	1.9	1.0	5.6	2.8
Share-based compensation	12.3	11.0	30.4	34.0
Adjusted EBITDA	$26.9	$16.7	$51.8	$32.6
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, rising inflation, high interest rates, uncertainty and instability in the banking and financial services sectors, foreign currency fluctuations, lower consumer spending, geopolitical conflicts in and around Ukraine, Israel and other areas of the world, and tensions in the region surrounding the Taiwan Strait. These macroeconomic and geopolitical conditions have affected our business by, for example, causing our retail partners and consumers to purchase fewer Smart TVs or sound bars from us and have caused advertisers to be more cautious about spending. In order to manage our cost structure, we have begun seeking opportunities to reduce the growth of our expenses, primarily through slower hiring. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
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
Gross profit
We bifurcate gross profit by business activity due to the differing margin profiles of the Device and Platform+ businesses. In addition, we manage each business, from a financial reporting perspective separately down to the gross profit level. We expect Platform+ to drive most of our gross profit growth in the future.
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold, and Device gross margin is Device gross profit expressed as a percentage of Device net revenue. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, competitor pricing, retailer margin and Device mix. We expect Device gross margin to fluctuate over time based on our ability to manage these factors.
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
Should actual events or results differ from our current expectations, charges or credits to our provision for income taxes may become necessary.
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited, in millions)
Net revenue:
Device	$270.0	$307.0	$753.4	$987.9
Platform+	156.2	128.0	423.9	341.4
Total net revenue	426.2	435.0	1,177.3	1,329.3
Cost of goods sold:
Device	273.3	305.8	754.7	974.8
Platform+	56.4	49.1	164.5	127.7
Total cost of goods sold	329.7	354.9	919.2	1,102.5
Gross profit:
Device	(3.3)	1.2	(1.3)	13.1
Platform+	99.8	78.9	259.4	213.7
Total gross profit	96.5	80.1	258.1	226.8
Operating expenses:
Selling, general and administrative	63.6	54.8	180.4	167.5
Marketing	9.2	8.8	26.9	31.3
Research and development	9.8	10.8	31.7	29.4
Depreciation and amortization	1.2	1.0	3.3	2.8
Total operating expenses	83.8	75.4	242.3	231.0
Income (loss) from operations	12.7	4.7	15.8	(4.2)
Interest income, net	3.5	0.4	9.0	0.4
Other (expense) income, net	(0.1)	0.1	0.1	(0.6)
Total non-operating income (expense), net	3.4	0.5	9.1	(0.2)
Income (loss) before income taxes	16.1	5.2	24.9	(4.4)
Provision for income taxes	2.3	3.2	9.9	2.3
Net income (loss)	$13.8	$2.0	$15.0	$(6.7)

Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022
Net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$270.0	$307.0	$(37.0)	(12)%	$753.4	$987.9	$(234.5)	(24)%
Platform+	156.2	128.0	28.2	22%	423.9	341.4	82.5	24%
Total net revenue	$426.2	$435.0	$(8.8)	(2)%	$1,177.3	$1,329.3	$(152.0)	(11)%
Device net revenue
Device net revenue decreased $37.0 million, or 12%, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease in Device net revenue was primarily due to lower Smart TV Shipments and lower average unit price, partially offset by a higher volume of sound bars shipments and higher average unit price. Shipments and average units price for Smart TVs decreased compared to the same period in 2022 primarily due to aggressive pricing from certain competitors and challenging consumer demand. The volume of shipments and average unit price of sound bars increased compared to the same period in 2022 primarily due to more demand for premium sound bars.
Device net revenue decreased $234.5 million, or 24%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in Device net revenue was primarily due to a 17% decrease in Total Device Shipments and an 8% decrease in our total Device average unit price. Shipments and average units price for Smart TVs decreased compared to the same period in 2022 primarily due to aggressive pricing from certain competitors and challenging consumer demand. Shipments for sounds bars decreased compared to the same period in 2022 primarily due to challenging consumer demand.
Platform+ net revenue
Platform+ net revenue increased $28.2 million, or 22%, for the three months ended September 30, 2023, as compared to the same period in 2022. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $25.8 million, or 27%, from $97.1 million, and an increase in non-advertising revenue of $2.4 million, or 8%, from $30.9 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from data licensing and content distribution.
Platform+ net revenue increased $82.5 million, or 24%, for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase in Platform+ net revenue was due to an increase in advertising revenue of $72.1 million, or 28%, from $253.8 million, and an increase in non-advertising revenue of $10.5 million, or 12% from $87.6 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from data licensing and content distribution.

Cost of goods sold, gross profit and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$273.3	$305.8	$(32.5)	(11)%	$754.7	$974.8	$(220.1)	(23)%
Platform+	56.4	49.1	7.3	15%	164.5	127.7	36.8	29%
Total cost of goods sold	$329.7	$354.9	$(25.2)	(7)%	$919.2	$1,102.5	$(183.3)	(17)%
Gross profit:
Device	$(3.3)	$1.2	$(4.5)	NM	$(1.3)	$13.1	$(14.4)	NM
Platform+	99.8	78.9	20.9	26%	259.4	213.7	45.7	21%
Total gross profit	$96.5	$80.1	$16.4	20%	$258.1	$226.8	$31.3	14%
Gross margin:
Device gross margin	(1.2)%	0.4%			(0.2)%	1.3%
Platform+ gross margin	63.9%	61.6%			61.2%	62.6%
Total gross margin	22.6%	18.4%			21.9%	17.1%
_________________________
NM-Not meaningful
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $32.5 million, or 11%, for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to lower Smart TV shipments and average cost per unit. Device gross margin decreased to (1.2)% for the three months ended September 30, 2023, as compared to 0.4% in the same period in 2022, due to more competitive pricing for Smart TVs.
Device cost of goods sold decreased $220.1 million, or 23%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a 17% decrease in Total Device Shipments. Device gross margin decreased to (0.2)% for the nine months ended September 30, 2023, as compared to 1.3% in the same period in 2022, due to more competitive pricing for Smart TVs.
Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $7.3 million, or 15%, for the three months ended September 30, 2023, as compared to the same period in 2022. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs of $6.6 million and third-party cloud services of $3.2 million. Platform+ gross margin increased to 63.9% for the three months ended September 30, 2023, as compared to 61.6% in the same period in 2022 due to an increase in capitalization of enhancements to our operating system development costs.
Platform+ cost of goods sold increased $36.8 million, or 29%, for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs of $28.5 million and third-party cloud services of $9.5 million. Platform+ gross margin decreased to 61.2% for the nine months ended September 30, 2023, as compared to 62.6% in the same period in 2022 due to a greater proportion of video revenue in which a share is paid to our content partners.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$63.6	54.8	$8.8	16%	$180.4	167.5	$12.9	8%
Marketing	9.2	8.8	0.4	5%	26.9	31.3	(4.4)	(14)%
Research and development	9.8	10.8	(1.0)	(9)%	31.7	29.4	2.3	8%
Depreciation and amortization	1.2	1.0	0.2	20%	3.3	2.8	0.5	18%
Total operating expenses	$83.8	$75.4	$8.4	11%	242.3	231.0	$11.3	5%

Selling, general and administrative
Selling, general and administrative expenses increased $8.8 million, or 16%, for the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to higher personnel cost due to continued growth and investment in our Platform+ business, and higher bad debt partially offset by lower share-based compensation expense.
Selling, general and administrative expenses increased $12.9 million, or 8%, for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to higher personnel costs due to continued growth and investment in our Platform+ business partially offset by lower share-based compensation expense.
Marketing
Marketing expenses increased $0.4 million, or 5%, for the three months ended September 30, 2023, as compared to the same period in 2022.
Marketing expenses decreased $4.4 million, or 14%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to lower merchandising costs for our Smart TVs and sound bars.
Research and development
Research and development expenses decreased $1.0 million, or 9% for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to capitalization of operating system redesign costs.
Research and development expenses increased $2.3 million, or 8% for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Depreciation and amortization
Depreciation and amortization expense increased $0.2 million, or 20%, for the three months ended September 30, 2023, as compared to the same period in 2022, due to leasehold improvements at our corporate headquarters.
Depreciation and amortization expense increased $0.5 million, or 18%, for the nine months ended September 30, 2023, as compared to the same period in 2022, due to leasehold improvements at our corporate headquarters.
Non-operating income (expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Interest income, net	$3.5	$0.4	$3.1	NM	$9.0	$0.4	$8.6	NM
Other (expense) income, net	$(0.1)	$0.1	$(0.2)	NM	0.1	(0.6)	0.7	NM
Total non-operating income (expense), net	$3.4	$0.5	$2.9	NM	$9.1	$(0.2)	$9.3	NM
_________________________
NM-Not meaningful
Interest income, net increased $3.1 million for the three months ended September 30, 2023 as compared to the same period in 2022, and increased $8.6 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to higher interest rates earned on our cash and cash equivalents and short-term investments.
Other income (expense), net decreased $0.2 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to an unrealized loss on an equity investment. Other income (expense), net increased $0.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an unrealized gain on an equity investment.

Provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Unaudited, in millions except percentages)
Provision for income taxes	$2.3	$3.2	$(0.9)	(28)%	$9.9	$2.3	$7.6	330%
Effective tax rate	14%	61%			40%	(51)%
We recorded a tax expense of $2.3 million, resulting in an effective tax rate of 14%, and $3.2 million, resulting in an effective tax rate of 61%, for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recorded a tax expense of $9.9 million, resulting in an effective tax rate of 40%, and a tax expense of $2.3 million, resulting in an effective tax rate of (51)%, for the nine months ended September 30, 2023 and September 30, 2022, respectively. For the three and nine months ended September 30, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the approximately $1.3 million and $8.4 million, federal and state combined, respectively, in permanent book-to-tax difference for the share-based compensation expense deduction limitation on certain executive officers as a publicly held corporation. The tax provision for the nine months ended September 30, 2023 includes a net income tax provision of $1.0 million for discrete items primarily due to excess tax expense relating to share-based compensation.
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
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents and short-term investments of $334.9 million and $347.6 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
We are party to a credit agreement with Bank of America, N.A., which currently provides for a revolving credit line of up to $50.0 million. Any indebtedness under this credit agreement is collateralized by substantially all of our assets and bears interest at a variable rate based on SOFR, the federal funds rate or the prime rate. The credit agreement contains customary affirmative and negative covenants and matures in April 2024. For the three and nine months ended September 30, 2023, there were no borrowings from or amounts outstanding under this credit facility and we were in compliance with all debt covenants.

The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(Unaudited, in millions)
Net cash (used in) provided by operating activities	$(15.1)	$7.8
Net cash used in investing activities	(60.6)	(72.2)
Net cash provided by (used in) financing activities	2.5	(1.3)
Net decrease in cash and cash equivalents	$(73.2)	$(65.7)
Cash flows from operating activities
Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the nine months ended September 30, 2023, net cash used in operating activities was $15.1 million, consisting of net income of $15.0 million adjusted for non-cash expenses of $33.6 million. Changes in operating assets and liabilities represented a $63.7 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties and accrued expenses, and increases in other assets partially offset by increase in accounts payable and decrease in accounts receivable.
For the nine months ended September 30, 2022, net cash provided by operating activities was $7.8 million, consisting of net loss of $6.7 million adjusted for non-cash expenses of $36.9 million. Changes in operating assets and liabilities represented a $22.4 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties and an increase in inventory, partially offset by decreases in accounts receivable and prepaid and other current assets.
Cash flows from investing activities
For the nine months ended September 30, 2023, our net cash used in investing activities was $60.6 million, primarily due to the purchase of short-term investments in treasury bills. For the nine months ended September 30, 2022, our net cash used in investing activities was $72.2 million, and was primarily due to the purchase of short-term investments in treasury bills and the purchase of property and equipment to support our growing organization.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and internally developed software, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
For the nine months ended September 30, 2023, our net cash provided by financing activities was $2.5 million, and was primarily related to cash proceeds received from the exercise of employee stock options.
For the nine months ended September 30, 2022, our net cash used in financing activities was $1.3 million, and was primarily related to cash used to pay withholding taxes on behalf of employees, offset by proceeds received from the exercise of employee stock options.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $40.8 million for all historical product sales as of September 30, 2023. To the extent that we are indemnified under product supply agreements with manufacturers, we have offset intellectual property expenses and recorded amounts as other receivable balances included in other current assets. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of September 30, 2023, we expect our future payments to total $49.4 million, which we expect to pay over a period of one to six years.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K. There have been no significant changes to our risks during the nine months ended September 30, 2023.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on such evaluation, as a result of the material weakness in internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022 that is described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023.
Previously Disclosed Material Weakness
We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that we identified a material weakness in internal control over financial reporting exists related to ineffectively designed controls that address the completeness, accuracy and reliability of information used in our controls over the accrual of price protection incentives. The material weakness remains unremediated as of September 30, 2023.

Status of Management’s Remediation Efforts
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
Item 1A. Risk Factors
RISK FACTORS
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes before making a decision to invest in our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the macroeconomic and geopolitical conditions that may impact the global business and economic environment, including recessionary fears, uncertainty in the global banking and financial services sectors, rising inflation, high interest rates, geopolitical conflicts in and around Ukraine, Israel and other areas of the world, and tensions in the region surrounding the Taiwan strait. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.
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
•If we fail to keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, consumers may not buy our devices, TV OEMs may not adopt our technologies, and our revenue and profitability may decline.
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
We sell the vast majority of our devices to various retailers that in turn sell our devices to the end consumer. In most situations, these retailers offer several brands of similar devices. The consumer’s decision on which brand to purchase can be impacted by a host of factors including price, and retailers will not purchase our devices from us if they are unable to sell them to consumers at a profit. In 2022 and the first nine months of 2023, we experienced pressure as certain of our competitors lowered prices on their devices significantly, which had an adverse impact on our Device gross profit. As a result, if we are unable to offer devices to retailers at competitive prices, our business, financial condition and results of operations may be harmed.
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

If we fail to keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, consumers may not buy our devices, TV OEMs may not adopt our technologies, and our revenue and profitability may decline.
The markets for the media entertainment devices that we offer are characterized by rapidly changing technology, evolving technical standards, changes in consumer preferences, low margins, significant competition and the frequent introduction of new devices and software. The development and commercialization of new technologies, and the introduction of new devices and software, will often quickly make existing devices and software obsolete, unprofitable or unmarketable. We derive a substantial portion of our total net revenue from sales of new Smart TVs, and we expect a significant percentage of our future growth to depend in part on the continued development and monetization of our SmartCast operating system, including opportunities for potential partnerships with TV OEMs to adopt our operating system. Smart TV functionality is rapidly changing, and many potential future use cases for Smart TVs are untested and may prove unsuccessful. Similarly, our ability to establish partnerships with TV OEMs who might adopt our operating system is untested and may prove unsuccessful. Our failure to adequately anticipate changes in the industry and the market, and to develop attractive new devices, software or services, may reduce our future growth and profitability. Moreover, the development process can be lengthy and costly, and requires us to collaborate with our third-party manufacturers, software developers and their suppliers as well as our retailers well in advance of sales. We also depend on the availability of cloud infrastructure from third-parties and outages or disruptions to these services may adversely impact our ability to develop and deliver software or services. Technology and standards may change while we are in the development stage, rendering our devices obsolete or uncompetitive before their introduction. Our devices, which typically contain both hardware and software, may contain undetected bugs, errors or other defects or deficiencies that may not be discovered until after their introduction and shipment. We have in the past experienced bugs, errors or other defects or deficiencies in new devices and device updates and delays in releasing new devices, deployment options and device enhancements, and may have similar experiences in the future. In addition, we may encounter difficulties incorporating technologies and software into our devices in accordance with our retailers’ and consumers’ expectations, which in turn may negatively affect our retailer and consumer relationships, and our reputation, brand and revenue. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints, and some other applications that may be desirable to consumers are not currently available on our Smart TVs.
If we fail to keep pace with rapid technological changes and changes in consumers’ or potential partners’ needs or preferences, or to predict future consumer or partner preferences, and to offer new devices, software or software updates to new or existing devices in response to such changes, our business, financial condition and results of operations may be harmed.
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
Our Platform+ offerings compete both to be the entertainment hub of consumers’ homes and for advertising spend. We expect advertising spend to continue to shift from Linear TV to Connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung and LG, as well as other connected devices or operating systems such as Roku, Amazon Fire TV Stick and Apple TV and traditional cable operators, which may provide their own streaming services and compete for Connected TV advertising. We compete for advertising spend with these competitors as well as with OTT streaming services and content providers, such as Hulu, YouTube TV and Max, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. Additionally, Netflix and Disney+ have launched ad supported tiers, which has further increased competition. We compete with these devices and services in part on the basis of user experience and content availability, and if our competitors are able to develop features that enhance the user experience, offer applications that are not available on our Smart TVs, or secure rights or partnerships to content, including exclusive content, consumers may prefer their offerings to ours and our business may be harmed. In addition, we compete to attract and retain advertisers, and our competitors may offer more attractive alternatives to advertisers, such as larger audiences or better ad formats. Further, to the extent consumers who purchase our Smart TVs do not engage with our SmartCast operating system and instead use our Smart TV with one of our competitors’ solutions or for other purposes, our ability to generate Platform+ net revenue may be harmed.
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
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, Disney+, Max, Hulu, Max, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of platforms, devices and content providers including Roku, AppleTV, Amazon and Google that provide broadband delivered digital content directly to a consumer’s television or mobile phone, including through casting technology or connected devices such as Amazon’s Fire TV Stick or Google’s Chromecast. Use of these technologies or devices with our Smart TVs, or a consumer’s choice to watch content on their phone instead of television, limits our ability to monetize our SmartCast platform. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung and from other forms of content and entertainment, such as social media platforms including TikTok and Instagram that consumers are more likely to engage with on their mobile phones, decreasing the time they spend watching television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available for installation on our Smart TVs, which led to consumer dissatisfaction and complaints. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.
If we are unable to provide a competitive entertainment offering through SmartCast, we may not maintain or increase SmartCast Active Accounts, SmartCast Hours and SmartCast ARPU as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our business, financial condition and results of operations may be harmed.
Platform+ has experienced recent rapid growth, and our future success depends in part on our ability to continue to grow Platform+.
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $423.9 million and $341.4 million for the nine months ended September 30, 2023 and 2022, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future. For example, although we experienced significant growth of in Platform+ net revenue of 55% from fiscal year 2021 to 2022, this was not as high as the growth rate of Platform+ net revenue of 110% from fiscal year 2020 to 2021, and our growth rate may decrease again in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may continue to decline in the future as a result of a variety of factors, including the saturation of our markets.
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
In addition, inflationary pressure, recessionary fears and reduced consumer confidence in our current economic climate have caused and may continue to cause advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. Further, a reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the ongoing strike called by SAG-AFTRA and the recently ended strike by the Writers Guild of America), could reduce the demand for advertising and media and entertainment promotional spending campaigns and negatively impact user engagement with our platform. These factors may have a negative impact on our Platform+ net revenue. The extent of the ongoing impact of these macroeconomic factors on the growth of our Platform+ business and on global economic activity more generally is uncertain and may adversely affect our business, operations and financial results.
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
We depend in part on the continued sales of our Smart TVs for the growth of our Platform+ business, and if we fail to deliver devices that our retailers and consumers want, our business, financial condition and results of operations may be harmed.
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
Our future growth depends in part on our ability to expand the capabilities of our SmartCast operating system and to monetize those capabilities. SmartCast currently generates revenue from ad inventory on our home screen, WatchFree+ and certain other services on our operating system and, on a transactional basis, from certain subscription purchases and content transactions that occur on our operating system, including those made through our payment and subscription management solution, VIZIO Account. To continue to grow our business, we intend to invest in interactive features for our Smart TVs such as personal communications, including our recently launched photo-sharing feature VIZIOgram, commerce and fitness and wellness. We may be unable to successfully develop these features and even when we do, consumers may not choose to engage with them. The failure to develop new features and functionalities for our SmartCast operating system that effectively engage consumers may harm our number of SmartCast Active Accounts, and the failure to monetize such innovations may harm our SmartCast ARPU. In addition, while we are beginning to explore partnerships with other TV OEMs that may adopt our technologies, we may not be able to enter into any partnerships. If we are unable to generate revenue from new features of our Smart TVs or partner with other TV OEMs, our business, financial condition and results of operations may be harmed.
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
Further, we operate in a highly competitive advertising industry and we compete for revenue from advertising with OTT platforms and services, as well as traditional media, such as radio, broadcast, cable and satellite TV. These competitors offer content and other advertising mediums that may be more attractive to advertisers than our streaming platform. These competitors are often very large and have more advertising experience and financial resources than we do, which may adversely affect our ability to compete for advertisers and may result in lower revenue and gross profit from advertising. We also seek to grow our advertising sales by seeking early commitments from advertisers related to their expected advertising spend (“Upfront Commitments”), which in some cases offer more competitive pricing in exchange for Upfront Commitments. However, Upfront Commitments are indications of expected advertising spending that are typically not fully binding, so the amount of money these advertisers spend with us may be more or less than what was originally committed. If advertisers spend significantly less than they indicated in their Upfront Commitments, our ability to continue to grow our advertising revenue may be negatively impacted. If we are unable to increase our revenue from advertising by, among other things, maintaining or growing the market share for our Smart TVs, continuing to improve our platform’s capabilities to further optimize and measure advertisers’ campaigns, increase our advertising inventory and expand our advertising sales team and programmatic capabilities, our business and our growth prospects may be harmed. This competition may also be intensified by negative conditions in the global economy, which have caused advertisers to slow advertising spending. We may not be able to compete effectively or adapt to any such changes or trends, which would harm our ability to grow our advertising revenue and harm our business, financial condition and results of operations.
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
Negative conditions in the global economy, including heightened inflation, rising interest rates and resulting credit constraints, foreign currency fluctuations, and reduced consumer confidence, impacts from geopolitical conflicts in and around Ukraine, Israel and other areas of the world, among other macroeconomic effects, have and may continue to depress consumer spending on discretionary items as well as advertising spending, which has and may continue to have an adverse impact on Smart TV Shipments, SmartCast Active Accounts, and gross profit. Such factors also have and may continue to cause advertisers in a variety of industries to reduce advertising spending and to either pause or slow campaigns which in turn creates increased competition for remaining advertising inventory, adversely affecting Platform+ gross profit. A sustained or worsened economic downturn or continued economic uncertainty may adversely affect demand for our Device and Platform+ products, and our business, financial condition and results of operations may be harmed. Changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or another global public health crisis, armed conflicts, or changes in diplomatic relations could further exacerbate macroeconomic conditions, depress consumer and advertising spending, and adversely affect our results of operations. The sensitivity of our

Device and Platform+ businesses to macroeconomic events, economic cycles, and any related fluctuation in consumer confidence may harm our business, financial condition and results of operations if the current economic downturn and uncertainty persists.
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
Certain of our data policies require consumers to opt-in to the collection, use, and disclosure of their data, including viewing data. Data collection, privacy and security have become the subject of increasing public concern and changing consumer preferences towards data collection, privacy and security could adversely affect consumer willingness to opt-in to our collection of their data. For example, prior to collection of information from a television about the content viewed on that television, we must prominently disclose to the consumer, separate and apart from any privacy policy, the types of data that will be collected, used and shared with third parties, including the identity or specific categories of such third parties, and the purposes for sharing of such information, and then obtain the consumer’s affirmative express consent. Consumers may be reluctant or unwilling to opt-in to the collection of viewing data, and consumers that have opted-in to the collection of viewing data may opt-out of the collection of viewing data through the Smart TV user settings at any time.
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
Like all services that connect with the internet, our Inscape data services, and our website, as well as our information technology systems and infrastructure and those of our third-party service providers, and our databases and data centers provided by third-party service providers have in the past and may in the future be subject to security breaches, intrusions, incidents, attacks, malware and ransomware attacks, social engineering attacks, phishing attempts, attempts to overload our servers with denial-of-service, employee and contractor theft and other malfeasance, unauthorized access by third parties or internal actors, or other attacks and disruptions, any of which could lead to interruptions, delays, or shutdowns of our services, or the inadvertent or unauthorized access, destruction, modification, acquisition, release, transfer, loss, disclosure or use of information about consumers or their devices or other sensitive, personal or confidential information. Attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states and others. Threats to and vulnerabilities in our computer systems and those of our service providers have resulted and may result from human error, fraud or malice on the part of our employees, third-party service providers and business partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. For example, despite our efforts to secure our information technology systems and the data contained in those systems, including efforts to educate and train our employees, we remain vulnerable to phishing and other types of attacks and breaches. In the past, employees have been victims of spearphishing and other phishing attacks, and we anticipate these attacks continuing, which may result in our employees and contractors being victims of these attacks in the future. The security risks we face have been heightened by a shift toward remote work by our employees and service providers. In addition, due to political uncertainty and military actions associated with the geopolitical conflicts in and around Ukraine, Israel and other areas of the world, we and our service providers are vulnerable to heightened risks of information security threats and attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our devices and services.
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
We incur significant costs to detect and prevent security breaches and other security-related incidents. Nevertheless, our efforts may not be successful. The inability to implement and maintain adequate safeguards may harm our business, financial condition and results of operations. For example, we do not yet have a formally documented data retention policy and have recently developed a business continuity and disaster recovery plan. If we are not able to detect and identify activity on our systems that might be nefarious in nature, determine the scope of or contain the nefarious activity, or design processes or systems to reduce the impact of similar activity at a third-party provider, our business could suffer harm. In such cases, we could face exposure to legal claims, particularly if the retailer or consumer suffered actual harm. We cannot ensure that any limitations of liability provisions in our agreements with consumers or retailers, contracts with service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. In any event, an unauthorized disclosure of information or a breach of the security of our systems or data, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, may harm our reputation, brand, business, financial condition and results of operations.
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
Our business is heavily dependent upon highly complex data processing capability. Protection of our data centers and the third-party data centers at which we collect and maintain data against damage or interruption from fire, flood, earthquakes, tornadoes, other natural disasters, acts of war (including related to geopolitical conflicts in and around Ukraine, Israel and other areas of the world) or terrorism, cybersecurity attacks, ransomware, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, viruses, denial of service attacks, fraud or other disasters and events beyond our control is critical to our continued success. We also rely on bandwidth providers, internet service providers and mobile networks to deliver data to us from Smart TVs and the online content available through our Smart TVs is dependent on links to telecommunication providers. Any damage to, failure of, or outages of the systems of the data centers that we utilize or the systems of our third-party providers could result in interruptions to the availability or functionality of our Inscape data services or our Smart TVs. If for any reason our arrangements with our third-party providers, including providers of our third-party data centers, are terminated, we could experience additional expense in arranging for new technology, services and support. In addition, the failure of the data centers that we utilize or any third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our devices or impede our ability to scale our operations.
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
•political, economic and social instability, war (including ongoing geopolitical conflicts in and around Ukraine, Israel and other areas of the world, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken in response to such sanctions) or armed conflict;
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
Our consumers depend on our consumer support organization to resolve any issues relating to our devices and SmartCast operating system. A high level of support is critical for the successful marketing and sale of our devices. We currently outsource our consumer support operation to three third-party consumer support providers. We also use artificial intelligence tools to assist these providers in responding to our consumers and to respond to consumers directly. If we do not effectively train, update and manage our third-party consumer support providers to assist our consumers, and if those support providers do not succeed in helping them quickly resolve issues or provide effective ongoing support, including by properly deploying artificial intelligence tools, it could adversely affect our ability to sell our devices to consumers and harm our reputation with potential new consumers.
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
Our key manufacturing, supply, assembly and distribution partners have global operations, including in Vietnam, China, Taiwan, Mexico and Thailand as well as the United States. Political instability or crises, civil unrest, the effects of climate change, adverse weather conditions, natural disasters and other catastrophes, epidemics or outbreaks of disease in any of those countries, public health crises, political crises, such as terrorist attacks, war and other political instability, such as the ongoing geopolitical tensions related to conflicts in and around Ukraine, Israel and other areas of the world, resulting sanctions imposed by the United States and other countries, and retaliatory actions in response to such sanctions, may harm our business, financial condition and results of operations. Any prolonged occurrence of these or other events or conditions in any of these locations may interrupt the business operations of our manufacturers as well as the manufacturers of key components, including LCD panels, which may harm our business and results of operations. For instance, health or other government regulations adopted in response to a natural disaster, epidemic, outbreak, or a severe disruption or increase in the pricing of basic food stuffs, may require closure of our manufacturers’ facilities and/or our retailers’ facilities, leading to reduced production, delayed or cancelled orders and decrease in demand for our devices. These regulations also could result in severe travel restrictions and closures that would restrict our ability to ship our devices.

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
•geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to conflicts in and around Ukraine, Israel and other areas of the world, or potential conflicts in the region surrounding the Taiwan Strait, may lead to changes in U.S. or foreign trade policies and general economic conditions that impact our business; and
•natural disasters, fires, pandemics, climate change, acts of terrorism or other catastrophic events which disrupt manufacturing operations or shipping routes.
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
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers and their suppliers have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand; capacity constraints, including constraints due to, financial weakness of the manufacturer or their suppliers; inability of manufacturers or their suppliers to borrow funds in the credit markets; disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers; or problems faced during the transition to a new component supplier. These effects have been, and may continue to be exacerbated by certain macroeconomic conditions, including the conflicts in and around Ukraine, Israel and other areas of the world, inflationary pressure, rising interest rates, labor shortages and lingering supply chain issues. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
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
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, the conflicts in and around Ukraine (which has caused rising fuel prices, inflation and foreign currency fluctuations) Israel and other areas of the world, geopolitical events in Asia and economic uncertainty are cause for continued concern regarding global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could lead to new and persisting inventory shortages. Such failure by our logistics providers to perform as expected could harm our reputation, business, financial condition and results of operations.
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
Our devices are subject to laws in some jurisdictions which ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment. Similar laws and regulations have been passed, are pending, or may be enacted in China and other regions, and we are, or may in the future be, subject to these laws and regulations. Also, changes to regulations relating to certain chemicals and flame retardants used in our devices have been enacted in some states and additional regulations have been proposed or are being considered by federal and state regulators. If these measures are implemented, we could face significant increased costs from suppliers who may be using such chemicals in component parts and would be required to remove them. Although we generally seek contractual provisions requiring our manufacturers to comply with device content requirements, we cannot guarantee that our manufacturers will consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our devices to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
Issues related to climate change may result in regulatory requirements that would have an adverse impact on the financial condition of our business. At the federal and state levels, we may face new or changing requirements to reduce greenhouse gases on our operations, including manufacturing, transportation and distribution, resulting in increased costs. Recently proposed changes to laws at the state and local levels targeting reductions in greenhouse gases would also result in increased administrative costs to our business.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate and a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. This tax capitalization of research and experimental expenditures was included in our tax return filed for the year ended December 31, 2022. Since this deduction disallowance is temporary, there is no impact on our tax expense; however, it increases our current cash flow liabilities and deferred tax assets. Further, the Inflation Reduction Act of 2022 (the “IRA”) became effective beginning on January 1, 2023, which imposes a 15% alternative minimum income tax on certain corporations’ global adjustment financial statement income and a 1% non-deductible excise tax on certain stock buybacks. We do not currently expect that the IRA will have a material impact on our income tax liability. In addition, the Organisation for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
•general economic conditions in domestic or international markets caused by geopolitical uncertainty and instability, such as the ongoing geopolitical tensions related to conflicts in and around Ukraine, Israel and other areas of the world, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken in response to such sanctions;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    Amended and Restated Bylaws
On November 6, 2023, the Company’s Board of Directors adopted and approved, effective as of such date, the Amended and Restated Bylaws of the Company (the “Amended Bylaws”). The Amended Bylaws incorporate certain amendments to align the Amended Bylaws with changes to the Delaware General Corporation Law and the laws of the state of Delaware, including:
•provisions relating to delivery of notices and communications regarding adjourned stockholder meetings;
•the definition of “public announcement” for purposes of the Amended Bylaws;
•requirements for action by written consent of the Board of Directors; and
•limitations regarding indemnification.
The Amended Bylaws also incorporate certain other amendments, including:
•enhancing procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at the Company’s annual meeting of stockholders (except for proposals properly made in accordance with Rule 14a-8 under the Securities Exchange Act of 1934), including by requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;
•changing certain provisions relating to stockholder nominees for election as a director to address the universal proxy rules adopted by the Securities and Exchange Commission;
•clarifying the Company’s exclusive forum provisions; and
•making certain other clarifying, conforming and ministerial changes.
The foregoing description of the Amended Bylaws is qualified in its entirety by reference to the full text of the Amended Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
(b)     None
(c)    Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of VIZIO Holding Corp.
10.1	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: November 9, 2023	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)