Form 10-K
period 2023-12-31
Vizio Holding Corp.
filed 2024-02-28
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $6.75 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $760.0 million. Shares of common stock beneficially owned by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2024 there were 121,765,138 shares of the registrant’s Class A common stock outstanding, 76,180,453 shares of the registrant’s Class B outstanding, and no shares of the registrant’s Class C common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “could,” “would,” “will” or the negative of these terms or other comparable terminology. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business are forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
•our pending merger with Walmart Inc., including our expectations around the timing and completion thereof;
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
•the impact of geopolitical events and volatile market conditions, including those that may affect manufacturing, supply chain and logistics;
•the impact of macroeconomic conditions, including uncertainty in the global banking and financial services sectors, recessionary fears and high interest rates that may reduce consumer discretionary spending;
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

GLOSSARY OF SELECTED TERMINOLOGY
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the following terms have the respective meanings as defined below:
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
Total Device Shipments: The number of Smart TV units, sound bars, remotes and accessories shipped to retailers or direct to consumers in a given period.
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
Pending Merger with Walmart
On February 19, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Walmart Inc., a Delaware corporation (“Walmart”), and Vista Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Walmart (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into VIZIO (the “Merger”), with VIZIO continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Walmart. At the effective time of the Merger, each share of our Class A common stock and Class B common stock issued and outstanding (subject to certain customary exceptions specified in the Merger Agreement) will automatically be converted into the right to receive $11.50 in cash, without interest and subject to applicable withholding taxes. On February 19, 2024, following the execution of the Merger Agreement, stockholders holding approximately 89% of the voting power of our outstanding common stock adopted the Merger Agreement and approved the transactions contemplated thereby, including the Merger, by written consent. No other approval of our stockholders is required to complete the transaction.
The Merger Agreement generally requires us to operate our business in the ordinary course and in compliance with applicable laws, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions without

Walmart’s approval, in each case, until the Merger is completed or the Merger Agreement is terminated in accordance with its terms and subject to certain exceptions including as may be required by applicable laws.
The Merger Agreement may be terminated by mutual written consent of VIZIO and Walmart. In addition, either we or Walmart may terminate the Merger Agreement in certain circumstances, including if: (1) the Merger is not completed by February 19, 2025 (which may be extended to August 19, 2025 under certain circumstances) (the “End Date”); (2) a governmental authority of competent jurisdiction has issued a final and non-appealable order preventing the consummation of the Merger, or (3) the other party breaches its representations, warranties or covenants in the Merger Agreement, such that the applicable conditions to closing set forth in the Merger Agreement would not be satisfied, subject in certain cases, to the right of the breaching party to cure the breach. We may terminate the Merger Agreement in certain additional circumstances, including: (1) to allow us to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Offer (as defined in the Merger Agreement) prior to 5:00 p.m. Central time on April 4, 2024 (the “Subsequent Time”); or (2) if after February 19, 2025, the Merger has not been completed because certain governmental authorities have commenced or overtly asserted an intent to commence certain specified investigations. Upon termination of the Merger Agreement in certain circumstances, we are obligated to pay Walmart a termination fee of $78.0 million. Specifically, this termination fee is payable by us to Walmart if the Merger Agreement is terminated: (1) by us, prior to the Subsequent Time, in order to enter into an alternative acquisition agreement to accept a Superior Offer; and (2) by us or Walmart if (a) the Merger Agreement is terminated for the failure to consummate the Merger by the End Date, (b) at the time of the termination of the Merger Agreement, a Specified Circumstance (as defined in the Merger Agreement) does not exist, (c) prior to the termination of the Merger Agreement an alternative acquisition proposal has been made or publicly announced and (d) within 12 months following the termination of the Merger Agreement, we enter into and subsequently consummate an Acquisition Transaction (as defined in the Merger Agreement).
We are subject to customary “no-shop” restrictions prohibiting us and our representatives from, among other things, soliciting alternative acquisition proposals, providing confidential information to third parties in connection with an alternative acquisition proposal, and engaging in discussions or negotiations with third parties with respect to alternative acquisition proposals. However, prior to the Subsequent Time, we are permitted, under certain circumstances, to provide information to, and enter into discussions and negotiations with, third parties with respect to an unsolicited alternative acquisition proposal that our board of directors (the “Board of Directors”) has determined is, or would reasonably be expected to result in, a Superior Offer. Subject to the satisfaction of certain conditions and under certain circumstances specified in the Merger Agreement, prior to the Subsequent Time and following compliance with Walmart’s “match” rights specified in the Merger Agreement, we are permitted to terminate the Merger Agreement to enter into an alternative acquisition transaction that the Board of Directors has determined is a Superior Offer. The consummation of the Merger cannot occur prior to the Subsequent Time.

Completion of the Merger is subject to certain closing conditions set forth in the Merger Agreement (which conditions may also be waived by the party to which they apply), including: (1) the adoption of the Merger Agreement by our stockholders (which has occurred); (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), and the absence of any voluntary agreement to delay the Merger in order to obtain HSR Clearance; (3) the absence of an order or law preventing the consummation of the Merger; (4) the accuracy of representations and warranties of the parties, subject to applicable materiality qualifiers; (5) the performance of each party’s covenants in all material respects; (6) the absence of specified governmental litigation relating to the Merger that is pending or overtly asserted; and (7) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to VIZIO and its subsidiaries since the date of the Merger Agreement that is continuing. The Merger is expected to be completed in the second calendar quarter of 2024; however, the exact timing of the completion of the Merger, if it occurs at all, cannot be predicted because the Merger is subject to the satisfaction of the closing conditions, including obtaining HSR Clearance.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 20, 2024. For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger with Walmart” in Part II, Item 7 of this Annual Report on Form 10-K and the section titled “Pending Merger with Walmart” in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Hardware and Chipsets
Our approach to picture quality, including our use of advanced design and our own algorithms, creates high-quality panels and gives us a competitive advantage in the market when it comes to user experience. We continue to invest in these technologies that power our high-performing TV picture quality, including product design and specifications of LCD Panels, LED backlights, chipsets, software and Quantum Dot Films.
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
We own and utilize the trade name “VIZIO” and the VIZIO logo and trademark on all of our products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand. As of December 31, 2023, we owned 572 active trademark registrations and applications throughout the world, including 47 active trademark registrations and applications in the United States.
As of December 31, 2023, we owned 374 issued patents and 79 pending, allowed or published but not yet issued patent applications in the United States, Australia, Brazil, Canada, Chile, China, France, Germany, Hong Kong, India, Japan, Mexico, Netherlands, New Zealand, South Korea and the United Kingdom. However, we cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. Our issued U.S. patents will expire between 2025 and 2042.
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
The regulatory framework for data protection, privacy and information security is evolving rapidly. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law that significantly modifies the CCPA, the California Privacy Rights Act (CPRA) went into effect on January 1, 2023. Aspects of the CCPA, the CPRA and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, continue to evolve, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. Numerous states have enacted legislation similar to the CCPA. For example, Virginia, Colorado, Utah, and Connecticut have adopted legislation similar to the CCPA that became effective in 2023; Texas, Montana, Oregon and Florida have adopted such legislation that will become effective in 2024; Delaware, Iowa, New Jersey, and Tennessee have adopted such legislation that will become effective in 2025; and Indiana has adopted such legislation that will become effective in 2026. The U.S. federal government also is contemplating federal privacy legislation. New and evolving state privacy laws have required and will require us to incur additional costs and expenses in an effort to comply with them. These new laws, and any other state or federal legislation that is passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
Violation of existing or future regulatory orders, settlements or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our business, financial condition and results of operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters.”
Human Capital
At VIZIO, we consider our relationship with our employees to be of the utmost importance and we strive to develop talent and invest in our employees. As of December 31, 2023, we had over 900 full time U.S.-based employees. We have not experienced a labor-related work stoppage, and none of our employees are currently covered by a collective bargaining agreement. In our efforts to manage our human capital, we seek to identify, attract, and retain employees who are aligned with and will help us progress towards our mission.
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
Diversity, Equity, and Inclusion
Having a diverse and inclusive workplace is important to us. We believe that having a corporate culture of inclusivity and respect for others is vital to the overall success of our business. As of December 31, 2023, 67% of our Board of Directors was from underrepresented communities as defined by California AB 979, and 33% of our Board of Directors are women.
In 2023, we strived to continue building an inclusive culture within the company. We focused on initiating and coordinating activities to build better avenues for collaboration and improved employee communication by increasing our in-person activities, office footprint, and access to our office locations across the United States.
We also again celebrated diverse communities through our corporate marketing activities and employee communications including:
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
In 2023, we relaunched our women’s networking group, hosting company-wide events to provide mentorship and support for professional and personal success.
We are an equal opportunity employer committed to diversity in the workplace. We consider all qualified candidates for employment without regard to race, color, religion, sex, sexual orientation, gender identity, gender expression, national origin, protected veteran status, disability, or any other basis protected by law.
Compensation and Benefits
Our compensation and benefits package is designed to attract the talent necessary to grow and build our business and contribute to the long-term success of the organization. Our compensation package typically includes base salary, annual bonus, annual equity incentive award including an initial grant of RSUs and recurring grants every year thereafter, health insurance, dental insurance, 401(k) with matching, employee stock purchase program, and paid time off including paid parental leave.

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
Employee Satisfaction
Employee satisfaction is a critical component to ensuring the long-term success of an organization. We engage with our employees periodically throughout the year through Employee Pulse Surveys to ask key questions regarding the programs and services offered to our employees and solicit feedback for ways in which the organization can change to better align with the needs of our workforce.
Employee Wellness
We recognize the health and well-being of our employees is an important aspect of every employee and their ability to thrive at work and at home. We provide several employee wellness programs, including a virtual wellness program which includes wellness contents and rewards such as earning additional paid-time off work for completing wellness activities. Our wellness programs also include providing access to classes and educational resources covering topics such as financial wellness, mental well-being, nutrition, and sleep.
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
Sustainability
We understand the importance of sustainability and have taken steps to help mitigate our environmental impact. We operate an electronic waste recycling program that has been recognized multiple times by the United States Environmental Protection Agency. In 2023, our electronic waste recycling program partnered with a third-party certified recycler to divert over 22 million pounds of electronic waste from landfills. These pounds were either recycled or refurbished and resold following applicable legal requirements. In addition, in 2023 we had team members serving in leadership capacities within the electronics recycling arena including the E-stewards Leadership Council, Electronics Recycling Representative Organization, and Washington Materials Management & Financing Authority.
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

Item 1A. Risk Factors
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes before making a decision to invest in our Class A common stock. Many of the risks and uncertainties described below may be exacerbated by the macroeconomic and geopolitical conditions that may impact the global business and economic environment, including recessionary fears, uncertainty in the global banking and financial services sectors, inflation, high interest rates, geopolitical conflicts in and around Ukraine, Israel and other areas of the world, and tensions in the region surrounding the Taiwan Strait. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, financial condition or results of operations may be harmed and you may lose all or part of your investment.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
Risks Relating to the Pending Merger
•Our failure to complete the Merger in a timely manner or at all could have a material and adverse effect on our business, financial condition, results of operations, and stock price.
•While the Merger is pending, we are subject to contractual restrictions and other risks and uncertainties that could disrupt our business and adversely affect our business, results of operations, and financial condition.
•Litigation may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention, and otherwise harm our business.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Walmart following the completion of the Merger.
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
Risks Relating to Financial and Accounting Matters
•We previously identified a material weakness in our internal control over financial reporting, which was recently remediated. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.
Risks Relating to Intellectual Property
•Third parties may claim we are infringing, misappropriating or otherwise violating their intellectual property rights and we could be prevented from selling our devices, or suffer significant damages and/or litigation expenses, even if these claims have no merit.
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
Risks Relating to the Pending Merger
Our failure to complete the Merger in a timely manner or at all could have a material and adverse effect on our business, financial condition, results of operations, and stock price.
On February 19, 2024, we entered into the Merger Agreement with Walmart. Pursuant to the Merger Agreement, Walmart agreed to acquire VIZIO for $11.50 per share of our common stock. Consummation of the Merger is subject to the terms, and the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, obtaining HSR Clearance. There is no assurance that each of the conditions will be satisfied or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain regulatory approvals from the requisite governmental entities;
•potential stockholder litigation and other potential legal and regulatory proceedings; and
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a Material Adverse Effect on VIZIO would permit Walmart to not consummate the Merger.

If the Merger is not completed, we may suffer other consequences that could adversely affect our business relationships, business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed, the market price of our Class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation and other legal and regulatory proceedings could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the risks related to the diversion of attention of our management or employees from ongoing operations during the pendency of the Merger, including our ability to timely complete our internal financial reporting processes; and
•the requirement that we pay Walmart a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger is pending, we are subject to contractual restrictions and other risks and uncertainties that could disrupt our business and adversely affect our business, results of operations, and financial condition.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business. These restrictions subject us to a variety of specified limitations, including limiting our ability, in certain cases, to enter into material contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may inhibit our ability to take actions that we may consider advantageous, and may limit our ability to respond to future business opportunities and industry developments that may arise.
In addition, during the pendency of the Merger, we may be exposed to other risks and uncertainties that could adversely affect our business, results of operations, and financial condition, including:
•uncertainty regarding our future plans and strategy, including business model changes and transformation, and changes to our policies and procedures, which could lead current and prospective customers or advertisers to purchase products and services from others or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers, advertisers and partners;
•disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management’s attention and resources, increased media and regulatory attention and general uncertainty regarding the transaction;
•our inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•our inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur indebtedness (subject to certain exceptions), declare or authorize any dividend or distribution, or make certain material capital expenditures without Walmart’s approval;
•restrictions on our ability to solicit other acquisition proposals during the pendency of the Merger;

•negative impacts on our business or the timing or success of the Merger arising from global and domestic economic and geopolitical trends and events, including recessionary fears, uncertainty in the global banking and financial services sectors, rising inflation, high interest rates, geopolitical conflicts in and around Ukraine, Israel and other areas of the world, and tensions in the region surrounding the Taiwan Strait; and
•other developments beyond our control that may affect the timing or success of the Merger.
If any of these were to occur, regardless of whether the Merger is completed, there could be an adverse effect on our business, financial condition and results of operations, as well as the market price of our Class A common stock.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Legal or regulatory proceedings may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any future legal or regulatory proceedings related to the Merger, such proceedings may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. These costs and diversion of management’s attention and resources to address the claims and counterclaims in any legal or regulatory proceedings related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any legal or regulatory proceedings related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Walmart following the completion of the Merger.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment following the completion of the Merger. As a result, key employees may depart. Losses of officers or employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, such termination could harm our ability to grow our business, execute on our business plans, or enhance our operations.
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
We sell the vast majority of our devices to various retailers that in turn sell our devices to the end consumer. In most situations, these retailers offer several brands of similar devices. The consumer’s decision on which brand to purchase can be impacted by a host of factors including price, and retailers will not purchase our devices from us if they are unable to sell them to consumers at a profit. In 2022 and 2023, we experienced pressure as certain of our competitors lowered prices on their devices significantly, which had an adverse impact on our Device gross profit. As a result, if we are unable to offer devices to retailers at competitive prices, our business, financial condition and results of operations may be harmed.
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
The markets for the media entertainment devices that we offer are characterized by rapidly changing technology, evolving technical standards, changes in consumer preferences, low margins, significant competition and the frequent introduction of new devices, services and software. The development and commercialization of new technologies, and the introduction of new devices and software, will often quickly make existing devices and software obsolete, unprofitable or unmarketable. We derive a substantial portion of our total net revenue from sales of new Smart TVs, and we expect a significant percentage of our future growth to depend in part on the continued development and monetization of our SmartCast operating system, including opportunities for potential partnerships with third parties to adopt our operating system. Smart TV functionality is rapidly changing, and many potential future use cases for Smart TVs are untested and may prove unsuccessful. Our failure to adequately anticipate changes in the industry and the market, and to develop attractive new devices, software or services, may reduce our future growth and profitability. Moreover, the development process can be lengthy and costly, and requires us to collaborate with our third-party manufacturers, software developers and their suppliers as well as our retailers well in advance of sales. We also depend on the availability of cloud infrastructure from third-parties and outages or disruptions to these services may adversely impact our ability to develop and deliver software or services. Technology and standards may change while we are in the development stage, rendering our devices obsolete or uncompetitive before their introduction. Our devices, which typically contain both hardware and software, may contain undetected bugs, errors or other defects or deficiencies that may not be discovered until after their introduction and shipment. We have in the past experienced bugs, errors or other defects or deficiencies in new devices and device updates and delays in releasing new devices, deployment options and device enhancements, and may have similar experiences in the future. In addition, we may encounter difficulties incorporating technologies and software into our devices in accordance with our retailers’ and consumers’ expectations, which in turn may negatively affect our retailer and consumer relationships, and our reputation, brand and revenue. For example, at the launch of Disney+, the Disney+ application was not available on our Smart TVs, which led to consumer dissatisfaction and complaints, and some other applications that may be desirable to consumers are not currently available on our Smart TVs.
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
Our Platform+ offerings compete both to be the entertainment hub of consumers’ homes and for advertising spend. We expect advertising spend to continue to shift from Linear TV to Connected TV, and as such we expect new competition to continue to intensify for viewership and for advertising spend. In this respect, we compete against other television brands with Smart TV offerings, such as Samsung and LG, as well as other connected devices or operating systems such as Roku, Amazon Fire TV Stick and Apple TV and traditional cable operators, which may provide their own streaming services and compete for Connected TV advertising. We compete for advertising spend with these competitors as well as with OTT streaming services and content providers, such as Hulu, YouTube TV and Max, as such services are able to monetize across a variety of devices and consumers may engage with their content through devices other than our Smart TVs. Additionally, Netflix, Disney+ and Amazon Prime Video have launched ad supported tiers, which has further increased competition. We compete with these devices and services in part on the basis of user experience and content availability, and if our competitors are able to develop features that enhance the user experience, offer applications that are not available on our Smart TVs, or secure rights or partnerships to content, including exclusive content, consumers may prefer their offerings to ours and our business may be harmed. In addition, we compete to attract and retain advertisers, and our competitors may offer more attractive alternatives to advertisers, such as larger audiences or better ad formats. Further, to the extent consumers who purchase our Smart TVs do not engage with our SmartCast operating system and instead use our Smart TV with one of our competitors’ solutions or for other purposes, our ability to generate Platform+ net revenue may be harmed.
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
•the ability to obtain favorable pricing or allocations of key components from manufacturers or suppliers, including LCD panels;
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
Our Smart TVs connect consumers with a user interface capable of facilitating discovery and engagement with a wide variety of content from traditional content providers, such as cable operators, and streaming content providers, including Amazon Prime Video, Apple TV+, Disney+, Max, Hulu, Netflix, Paramount+, Peacock and YouTube TV. We face increased competition from a growing number of platforms, devices and content providers including Roku, Apple TV, Amazon and Google that provide broadband delivered digital content directly to a consumer’s television or mobile phone, including through casting technology or connected devices such as Amazon’s Fire TV Stick or Google’s Chromecast. Use of these technologies or devices with our Smart TVs, or a consumer’s choice to watch content on their phone instead of services built in to the television, limits our ability to monetize our SmartCast platform. In addition, we face competition from traditional cable providers and other television brands with Smart TV offerings, such as Samsung and from other forms of content and entertainment, such as social media platforms including TikTok and Instagram that consumers are more likely to engage with on their mobile phones, decreasing the time they spend watching television. To compete effectively, we must be able to provide premium, high-definition content at comparable speeds and quality. We must also maintain arrangements with a competitive assortment of content providers. For example, at the launch of Disney+, the Disney+ application was not available on our Smart TVs, which led to consumer dissatisfaction and complaints. In addition, it takes time to bring new content to our platform, as it can take time for third party content providers to design their applications in a way that is compatible with our platform, and delays or failures to reach agreement with popular content providers will harm our business. Furthermore, our arrangements with our current content providers typically do not involve long-term commitments, and we cannot guarantee we will be able to continue our relationships with our current content providers in the future.

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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $598.2 million and $477.9 million for the years ended December 31, 2023 and 2022, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future. For example, although we experienced significant growth of in Platform+ net revenue of 25% from fiscal year 2022 to 2023, this was not as high as the growth rate of Platform+ net revenue of 55% from fiscal year 2021 to 2022, and our growth rate may decrease again in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may continue to decline in the future as a result of a variety of factors, including the saturation of our markets.
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
In addition, inflationary pressure, recessionary fears and reduced consumer confidence in our current economic climate have caused and may continue to cause advertisers in a variety of industries to be cautious in their spending and to either pause or slow their campaigns. Further, a reduction in the supply of original entertainment content, including as a result of macroeconomic factors or labor disputes (such as the strikes called by SAG-AFTRA and the Writers Guild of America in 2023), could reduce the demand for advertising and media and entertainment promotional spending campaigns and negatively impact user engagement with our platform. These factors may have a negative impact on our Platform+ net revenue. The extent of the ongoing impact of these macroeconomic factors on the growth of our Platform+ business and on global economic activity more generally is uncertain and may adversely affect our business, operations and financial results.
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
•increases in the cost of the devices we sell due to the rising costs of key components such as LCD panels and raw materials, particularly in Vietnam, China, Taiwan, Thailand and Mexico;
•costs of expanding or enhancing our supply base;
•changes and uncertainty in the legislative, regulatory and industry environment, including changes in tax laws, for us, our customers, our retailers or our manufacturers;
•the macroeconomic effects of inflation, recessionary fears, and geopolitical events, including supply chain issues and labor shortages, high interest rates, foreign currency fluctuations and lower consumer spending;
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
The success of new device introductions depends on a number of factors including, but not limited to, timely and successful development, market and consumer acceptance, the effective forecasting and management of device demand, management of purchase commitments and inventory levels, the management of manufacturing and supply costs, and the risk that new devices may have quality or other defects in the early stages of introduction. In addition, new device transitions may include the porting of the SmartCast operating system to new systems on chip offerings from our component suppliers. If we do not successfully manage device transitions, especially during the holiday shopping season, our Device net revenue and business may be harmed and we may not be able to grow our business.
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
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. As we continue to grow, we must effectively integrate, develop and motivate new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values, the challenges of which may be exacerbated due to the pendency of the Merger. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain consumer satisfaction.

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
The success of our SmartCast operating system depends in part on its interoperability with the applications of content providers in order to provide the channels and content that consumers want. We have no control over the development priorities of these third-party content providers and cannot be assured they will design their applications for our platform. If content providers do not develop or maintain applications for our SmartCast operating system, our business, financial condition and results of operations may be harmed. Additionally, we must continually certify our hardware and operating systems with applications from key content and technology providers, including Netflix, YouTube, Amazon, Google and Apple. These certification standards may limit our ability to design our products and services in the way we believe is optimal, and failure to meet these certification standards would result in loss of availability of the relevant application on our Smart TVs, which could negatively impact our business.
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
An economic downturn, or economic uncertainty, has and could continue to have adverse effects on consumer discretionary and advertising spending, which has and could continue to have adverse effects on demand for our products and our results of operations.
Our Smart TVs and sound bars are consumer discretionary items, and our Platform+ business is dependent on advertising spending. As such, our results of operations tend to be sensitive to changes in macroeconomic conditions, consumer confidence, employment levels, interest rates, inflation, tax rates, the availability and cost of credit, debt levels and fuel and energy costs.
Negative conditions in the global economy, including heightened inflation, high interest rates and resulting credit constraints, foreign currency fluctuations, and reduced consumer confidence, impacts from geopolitical conflicts in and around Ukraine, Israel and other areas of the world, among other macroeconomic effects, have and may continue to depress consumer spending on discretionary items as well as advertising spending, which has and may continue to have an adverse impact on Smart TV Shipments, SmartCast Active Accounts, and gross profit. Such factors also have and may continue to cause advertisers in a variety of industries to reduce advertising spending and to either pause or slow campaigns which in turn creates increased competition for remaining advertising inventory, adversely affecting Platform+ gross profit. A sustained or worsened economic downturn or continued economic uncertainty may adversely affect demand for our Device and Platform+ products, and our business, financial condition and results of operations may be harmed. Changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or another global public health crisis, armed conflicts, or changes in diplomatic relations could further exacerbate macroeconomic conditions, depress consumer and advertising spending, and adversely affect our results of operations. The sensitivity of our Device and Platform+ businesses to macroeconomic events, economic cycles, and any related fluctuation in consumer confidence may harm our business, financial condition and results of operations if the current economic downturn and uncertainty persists.
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
The utilization of viewing behavior data collected using ACR technology through Smart TVs to inform digital advertising and content delivery is a developing industry, and the technologies relating to and uses for this type of data that may be prevalent in the future remain uncertain. If the market for the use of this data does not continue to develop in the way or at the level we expect, or if we are unable to continue successfully developing and monetizing our Platform+ offerings or the viewing behavior data we collect, our growth prospects may be harmed.
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
Further, we currently do not collect, and might not in the future collect, viewing behavior data regarding content streamed through SmartCast or content viewed on Smart TVs located outside of the United States. Additionally, some of our agreements with third party content providers, including Netflix and Disney+, restrict us from using viewing data from consumers engaging with that third party’s content. These potential limitations may impair our ability to monetize Platform+. Moreover, our Smart TV viewers must initially opt-in to collection of viewing behavior data and can opt out of such data collection at any time. Consumer attitudes toward collection, use, disclosure and other processing of viewing behavior or other consumer information may change over time, and may result in more of our Smart TV viewers opting out of data collection.
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
Certain of our data policies require consumers to opt-in to the collection, use, and disclosure of their data, including viewer behavior data. Data collection, privacy and security have become the subject of increasing public concern and changing consumer preferences towards data collection, privacy and security could adversely affect consumer willingness to opt-in to our collection of data about viewing behaviors or otherwise. For example, prior to collection of information from a VIZIO internet-connected device about the content viewed on such a device, we must prominently disclose to the consumer, separate and apart from any privacy policy, the types of data that will be collected, used and shared with third parties, including the identity or specific categories of such third parties, and the purposes for sharing of such information, and then obtain the consumer’s affirmative express consent. Consumers may be reluctant or unwilling to opt-in to the collection of viewing data, and consumers that have opted-in to the collection of viewing data may opt-out of the collection of viewing data through the Smart TV user settings at any time.
In particular, the success of our Inscape data services and ad sales revenue objectives depends in part on our ability to lawfully obtain information about the content viewed on an internet-connected device through the use of ACR and other technologies from devices whose users choose to opt-in to the data collection and to pair that information with demographic, usage, and other activities associated with users and their devices. Furthermore, some consumers may be reluctant or unwilling to opt into our collection of their data or connect to the internet through our Smart TVs for a variety of reasons, including because they have concerns regarding the risks associated with data privacy and security. Consumers may not opt-in to (or may later opt-out of) having their viewing history, and other behavioral data paired with their email address or telephone number via a generated token. If consumers choose not to opt-in to (or later opt-out of) the collection and use of their data in support of Inscape data services and ad sales on our platform as a result of these concerns, this could negatively impact the growth potential for our Platform+ business.
A breach of the confidentiality or security of information we or our third-party providers hold or of the security of the computer systems used in and for our business could be detrimental to our business, financial condition and results of operations.
We rely on complex computer systems, hardware, technology, infrastructure and online sites and networks for both internal and external operation that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. These third parties store and otherwise process sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information, which they are contractually required to maintain on a confidential basis. The information we collect through our Inscape data services does not include consumers’ names, addresses, phone numbers, social security numbers, credit card information or other contact information, but it does include device or other persistent identifiers, IP addresses, viewing behavior data and other personal information. Additionally, we collect personal information including names, e-mail addresses, zip codes and payment card information from consumers who use our VIZIO Account subscription management service. We also maintain a separate database of personal information in connection with consumers who register our devices for warranty purposes or otherwise contact us, such as for consumer service assistance. More generally, in the ordinary course of our business, we collect, store, transmit and otherwise process large amounts of sensitive corporate, personal and other information, including intellectual property, proprietary business information, payment card information and other consumer data and confidential information. It is critical that we work to maintain the confidentiality, integrity and availability of such information.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and information about consumers or their devices or other sensitive, personal or confidential information. Like all services that connect with the internet, our Inscape data services, and our website, as well as our IT Systems and infrastructure and those of our third-party service providers, and our databases and data centers provided by third-party service providers have in the past and may in the future be subject to security breaches, intrusions, incidents, attacks, malware and ransomware attacks, social engineering attacks, phishing attempts, attempts to overload our servers with denial-of-service, employee and contractor theft and other malfeasance, unauthorized access by third parties or internal actors, or other attacks and disruptions, any of which could lead to interruptions, delays, or shutdowns of our services, or the inadvertent or unauthorized access, destruction, modification, acquisition, release, transfer, loss, disclosure or use of information about consumers or their devices or other sensitive, personal or confidential information. Attacks of this nature are increasing in frequency, levels of persistence, sophistication—including the use of artificial intelligence—and intensity, and evolving in nature, which may allow threat actors to circumvent security controls, evade detection and remove forensic evidence. These attacks are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states and others. Threats to and vulnerabilities in our IT Systems and those of our service providers have resulted and may result from malicious code embedded in open-source software, misconfigurations or other vulnerabilities in commercial software that is integrated into our IT Systems (or our service providers’), human error, fraud or malice on the part of our employees, third-party service providers and business partners or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Additionally, geopolitical events and resulting government activity could also lead to information security threats and attacks by affected jurisdictions and their sympathizers. For example, despite our efforts to secure our IT Systems and the data contained in those IT Systems, including efforts to educate and train our employees, we remain vulnerable to phishing and other types of attacks and breaches. In the past, employees have been victims of spearphishing and other phishing attacks, and we anticipate these attacks continuing, which may result in our employees and contractors being victims of these attacks in the future. The security risks we face have been heightened by a shift toward remote work by our employees and service providers due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. In addition, due to political uncertainty and military actions associated with the geopolitical conflicts in and around Ukraine, Israel and other areas of the world, we and our service providers are vulnerable to heightened risks of information security threats and attacks from or affiliated with nation-state actors, including attacks that could materially disrupt our IT Systems and operations, supply chain and ability to produce, sell and distribute our devices and services.
Products, solutions and services such as ours are complex in development, design and deployment and may contain errors, bugs, misconfigurations or vulnerabilities, that are potentially incapable of being remediated or detected until after their deployment, if at all. Any real or perceived errors, bugs, design failures, defects, vulnerabilities, misconfigurations in our solutions or untimely or insufficient remediation thereof, could cause our solutions not to meet their specifications or security standards. There is no guarantee that our products would be free of flaws or vulnerabilities at all times and we may not correct all known vulnerabilities or errors, promptly or at all. We also cannot be certain that current or future criminal capabilities, discovery of existing or new vulnerabilities in our and our service providers’ IT Systems and attempts to exploit those vulnerabilities, physical systems or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting the IT Systems and information possessed by us and our service providers, or that this has not already occurred. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure our IT Systems and the information we maintain, and we may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage IT Systems, react in a timely manner, or implement adequate preventative measures. In the event that our or our service providers’ protection efforts are unsuccessful and there is unauthorized access to, or unauthorized destruction, modification, acquisition, release, transfer, loss, disclosure or use of information or the breach of the security of information, we could suffer material adverse impacts to our IT Systems, business, or information about consumers or their devices or other sensitive, personal or confidential information. Any adverse impact of the availability, integrity or confidentiality of information could have material adverse consequences for our business, results of operations and financial condition, including costs to comply with applicable breach notification laws, disruption to our business, legal claims or proceedings (such as class actions), disputes, regulatory investigation and oversight, mandatory corrective action, fines, penalties, damages, indemnity obligations, damages for contract breach, reduced consumer demand for our devices and harm to our reputation and brand. We may face difficulties or delays in identifying, investigating, mitigating, recovering or otherwise responding to any security breach or incident.
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
We incur significant costs to detect and prevent security breaches and other security-related incidents. Nevertheless, our efforts may not be successful. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and information about consumers or their devices or other sensitive, personal or confidential information. The inability to implement and maintain adequate safeguards may harm our business, financial condition and results of operations. For example, we do not yet have a formally documented, comprehensive data retention policy and have developed a business continuity and disaster recovery plan that was first tested in 2023 for all 2022 in-scope Sarbanes-Oxley Act of 2002 (“SOX Act”) applications. If we are not able to detect and identify activity on our IT Systems that might be nefarious in nature, determine the scope of or contain the nefarious activity, or design processes or systems to reduce the impact of similar activity at a third-party provider, our business could suffer harm. Any adverse impacts to the availability, integrity or confidentiality of our IT Systems or information about consumers or their devices or other sensitive, personal or confidential information, can result in legal claims or proceedings, particularly if the retailer or consumer suffered actual harm. We cannot ensure that any limitations of liability provisions in our agreements with consumers or retailers, contracts with service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. In any event, an unauthorized disclosure of information or a breach of the security of our IT Systems or data, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, may materially harm our reputation, brand, business, financial condition and results of operations.
Security compromises experienced by others in our industry, our retailers or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode consumer confidence in the effectiveness of our security measures, negatively impact our ability to attract new consumers, cause existing consumers to elect not to use our devices or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which may materially harm our business, financial condition and results of operations.
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
Our business is heavily dependent upon highly complex data processing capability. Protection of our data centers and the third-party data centers at which we collect and maintain data against damage or interruption from fire, flood, earthquakes, tornadoes, other natural disasters, acts of war (including related to geopolitical conflicts in and around Ukraine, Israel and other areas of the world) or terrorism, cybersecurity attacks, ransomware, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, viruses, denial of service attacks, fraud or other disasters and events beyond our control is critical to our continued success. We also rely on bandwidth providers, internet service providers and mobile networks to deliver data to us from Smart TVs, and the online content available through our Smart TVs is dependent on links to telecommunication providers. Any damage to, failure of, or outages of the systems of the data centers that we utilize or the systems of our third-party providers could result in interruptions to the availability or functionality of our Inscape data services or our Smart TVs. If for any reason our arrangements with our third-party providers, including providers of our third-party data centers, are terminated, we could experience additional expense in arranging for new technology, services and support. In addition, the failure of the data centers that we utilize or any third-party providers to meet our capacity requirements could result in interruptions in the availability or functionality of our devices or impede our ability to scale our operations.
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
We are increasingly dependent on IT Systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-used software and technology infrastructure) and there may be a rise in the threat, frequency and/or sophistication of cyber-attacks due to current geopolitical tensions, so we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify, investigate, remediate or recover from these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our information systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
As part of our business and growth strategy, we have in the past acquired and made significant investments in, and may in the future acquire or make significant investments in, businesses, assets, technologies or services that we believe complement our business, although we have no present commitments or agreements to enter into any such acquisitions or investments. We have limited experience acquiring and integrating businesses, and may not be successful in doing so. Acquisitions involve numerous risks, any of which could negatively affect our business, financial condition and results of operations, including:
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
Our supply chain and manufacturing partners are based in, or have operations in countries outside of the United States including Vietnam, China, Taiwan, Thailand and Mexico. Further, we may expand our marketing operations internationally, which may lead to operations across many additional countries. For example, we have established sales channels through which we sold our devices in Canada and Mexico, though we have currently suspended sales in these countries. Operating in foreign countries requires significant resources and management’s attention, and we have limited experience entering new geographic markets. We cannot guarantee that our international efforts will be successful.
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
We depend on our manufacturers obtaining adequate supplies of quality raw materials and components on a timely basis, and we have no long-term agreements with our manufacturers with fixed prices or quantities. As a result, it is important for them to control raw material and component costs and reduce the effects of fluctuations in price and availability. We do not have ultimate control over how or from whom our manufacturers, or their suppliers, source the raw materials or key components, such as glass substrates, liquid crystal material, driver integrated circuits, polarizers and color filters, used in our devices and key components. Our manufacturers, or their suppliers, may establish a working relationship with a single materials supplier if they believe it is advantageous to do so due to performance, quality, support, delivery, capacity, price or other considerations. Our manufacturers and their suppliers have experienced and may in the future experience a shortage of, or a delay in receiving, certain components as a result of strong demand; capacity constraints, including constraints due to, financial weakness of the manufacturer or their suppliers; inability of manufacturers or their suppliers to borrow funds in the credit markets; disputes with other manufacturers or suppliers (some of whom are also competitors) or disruptions in the operations of component suppliers; or problems faced during the transition to a new component supplier. These effects have been, and may continue to be exacerbated by certain macroeconomic conditions, including the conflicts in and around Ukraine, Israel and other areas of the world, inflationary pressure, high interest rates, labor shortages and lingering supply chain issues. Our results of operations would be adversely affected if our manufacturers, or their suppliers, were unable to obtain adequate supplies of high-quality raw materials or components in a timely manner or make alternative arrangements for such supplies in a timely manner.
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
Our logistics providers may also fail to perform as expected for reasons outside their control. For example, the conflicts in and around Ukraine (which has caused rising fuel prices, inflation and foreign currency fluctuations), Israel and other areas of the world, geopolitical events in Asia and economic uncertainty are cause for continued concern regarding global supply chain and logistics challenges and cost increases. If such conditions impact our suppliers, contract manufacturers, logistics providers and distributors, they could lead to increases in cost of materials, higher shipping and transportation rates, which could lead to new and persisting inventory shortages. Such failure by our logistics providers to perform as expected could harm our reputation, business, financial condition and results of operations.
In addition, because we currently rely primarily on only one third-party logistics provider for our warehousing needs and only one third-party provider for our transportation needs, if we encounter problems with either of these logistics providers, we may not be able to quickly shift to a new provider of these services, and our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies may be harmed.
Most of our agreements with content providers are not long-term and can be terminated by the content providers under certain circumstances. Any disruption in the renewal of such agreements may result in the removal of certain content from our streaming platform and may harm our SmartCast Active Account growth and engagement.
We enter into agreements with all our content providers, which have varying terms and conditions, including expiration dates. Our agreements with content providers generally have terms of one to three years and can be terminated before the end of the term by the content provider under certain circumstances, such as if we materially breach the agreement, or occasionally without cause. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue providing content from these content providers on our streaming platform. We have in the past been unable and in the future may not be able to reach a satisfactory agreement before our existing agreements have expired. If we are unable to renew such agreements on a timely basis on mutually agreeable terms, we may be required to temporarily or permanently remove certain content from our streaming platform. The loss of any content from our streaming platform for any period of time may harm our business. More broadly, if we fail to maintain our relationships with the content providers on terms favorable to us, or at all, if these content providers face problems in delivering their content across our platform, or if these content providers do not prioritize developing applications for our platforms, then we may lose advertisers or consumers and our business may be harmed.
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
We are subject to governmental export and import controls and economic sanctions laws and regulations that could subject us to liability and impair our ability to compete in international markets if we or our partners violate these laws or regulations or the laws or regulations are amended to restrict our ability to do business internationally. The United States and various foreign governments have imposed controls, license requirements and restrictions on the import or export of some hardware, software, technologies, and services. The export, re-export and transfer of our devices, software and technologies are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations, and our devices, software, technologies, and services as well as our business activities are subject to various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls. These laws and regulations have in the past impacted, and we expect in the future will impact, our business, and any future changes in laws, regulations, policies or trade relations could harm our business. Exports and other transfers of our devices, software, technologies and services must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of devices, software, technologies, and services to countries and persons subject to U.S. sanctions. Even though we attempt to ensure that we, our retailers and partners comply with the applicable export, sanctions and import laws, including preventing our devices, software, technologies, and services from being provided to sanctioned persons or sanctioned countries, we cannot guarantee full compliance by all parties involved. Actions of our retailers and partners are not within our complete control. Any such potential violation could have negative consequences, including government investigations and/or penalties, and our reputation, brand and revenue may be harmed.

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
We and our third-party service providers collect, store, use, disclose and otherwise process information collected from or about consumers of our devices. The collection and use of personal information subjects us to legislative and regulatory burdens, and contractual obligations. Compliance with these laws and regulations involves significant expenditure and resources, and any failure by us or our third-party providers to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
We collect, store, use, disclose and otherwise process personal information (including data that can be used to identify or contact a person) and other data supplied by consumers when, for example, consumers register our devices for warranty purposes, as well as personal information of our employees and third parties, and share this data with certain third parties. We also disclose viewing data to third parties when consumers opt-in to the collection, use and disclosure of viewing data. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process personal information on our behalf. A wide variety of local, state, national and international laws and regulations, and industry standards and contractual obligations, apply to the collection, use, retention, protection, security, sharing, disclosure, transfer and other processing of personal information and data collected from or about individuals, including consumers and devices, and the regulatory frameworks and industry standards for privacy and security issues are evolving worldwide. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships. These requirements, and their application, interpretation, and amendment are constantly evolving and developing.
Numerous legislative proposals also have been introduced to the U.S. Congress and various state legislative bodies concerning content regulation and data privacy and protection that could affect us, if enacted. We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and security in the United States and other jurisdictions in which we operate.
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. The Federal Trade Commission enforces a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, or unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”) provides that covered companies must provide disclosures to California residents and afford such residents data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA provides for a private right of action for certain data breaches that has increased data breach litigation. Further, the California Privacy Rights Act (“CPRA”), went into effect on January 1, 2023, and was subject to enforcement as of July 1, 2023. The CPRA imposed additional obligations on covered companies and expanded residents’ rights, including with respect to certain sensitive personal information, and placed limitations on data uses, created new audit requirements for significant risk processing activities, and provided residents opt outs for certain disclosures of personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), with authority to implement and enforce the CCPA and the CPRA, including seeking an injunction and civil penalties for violations. Aspects of the CCPA, as amended, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States and prompted a number of new state privacy legislation to be considered and enacted, many of which have similarities to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado and Utah have enacted legislation similar to the CCPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Tennessee, Iowa, New Jersey, and Delaware have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026.
These comprehensive privacy statutes that share similarities with the CCPA by introducing new data privacy rights and obligations. The U.S. federal government also is contemplating federal privacy legislation. New and evolving state privacy laws have required and will require us to incur additional costs and expenses in an effort to comply with them. These new state privacy laws, and any other state or federal legislation that is enacted, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business. In addition, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. All 50 states have laws including obligations to provide notification of security breaches of computer databases that contain certain types of personal information to affected individuals, state officers and others.
While we strive to publish and prominently display privacy policies that are accurate, comprehensive, compliant with applicable laws, orders and settlements, regulations and industry standards, and fully implemented, we cannot assure you that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to the privacy and security of information about consumers or their devices. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which may harm our business, financial condition and results of operations. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, including retailers, advertisers, service providers or developers, or any other legal or regulatory obligations, standards, orders or contractual or other obligations relating to privacy, data protection, data security, or consumer protection, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information or other consumer data, has in the past resulted, and in the future may result, in the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions and other proceedings, and claims, fines, judgments, awards, penalties and costly litigation (including class actions). Such proceedings or actions and any subsequent adverse outcomes could hurt our reputation, force us to spend significant amounts in defense of and responses to such actions and proceedings, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our devices, and ultimately result in the imposition of liability. Furthermore, any public statements against us by consumer advocacy groups or others, could cause our consumers to lose trust in us and otherwise harm our reputation, brand and market position. If any of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.
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
Our business currently relies in part upon users opting-in to allow their Smart TV to detect viewing data, such as through the deployment of ACR technology. We license certain of this viewing data to authorized data partners, including analytics companies, media companies and advertisers. We may use viewing data for a number of purposes, including to provide, maintain, monitor and analyze usage, to improve services, to personalize our services and to deliver recommendations, advertisements, content and features that match viewer interests. Our data partners may use viewing data for summary analytics and reports, audience measurement, and to deliver tailored advertisements. Data about content viewed on a device is sometimes enhanced with household demographic data and data about digital actions (e.g., digital purchases and other consumer behavior taken by the Smart TV or other devices associated with the IP address we collect). This data also enables authorized data partners to deliver interest-based advertising both on the Smart TV and other devices, for example, devices sharing the same IP address.
U.S. federal and state governments have enacted or are considering legislation related to digital advertising, consumer privacy, and the collection, use, disclosure and other processing of data relating to individuals, including the CCPA, and other comprehensive U.S. state privacy statutes, and regulators, including the U.S. Federal Trade Commission and many state Attorneys General, are interpreting consumer protection laws as imposing standards relating to these topics. We also expect to see an increase in legislation and regulation related to digital advertising, the use of location or behavioral data, the collection and use of internet user data and unique device identifiers, such as IP address, and other privacy and data protection legislation and regulation. Such laws and regulations could affect our costs of doing business, and may adversely affect the demand for, or effectiveness and value of, our Inscape data services and our other devices and services. It is also possible that existing laws and regulations may be interpreted in new ways that would affect our business, including with respect to definitions of “personal data” or similar concepts, or the classification of IP addresses, machine, device or other persistent identifiers, location data, behavioral data and other similar information. Such laws and regulations may be inconsistent between countries and jurisdictions or conflict with other laws, regulations or other obligations to which we are or may become subject. Such new laws and regulations, or new interpretations of laws and regulations, may hamper our ability to expand our offerings into the EU or other jurisdictions outside of the United States, may prove inconsistent with our current or future business practices or the functionality of our Smart TVs, Inscape data services or other devices or services, and may diminish the volume or quality of our data by restricting our information collection methods or decreasing the amount and utility of the information that we would be permitted to collect, share and license.
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
Our consumers may also object to or opt-out of the collection and use of data about the content viewed on a VIZIO device or other personal information, which may harm our business. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. We are aware of several lawsuits filed against companies in the electronics or digital advertising industries alleging various violations of consumer protection and computer crime laws, asserting privacy-related theories, and regulatory authorities in the United States and other jurisdictions have pursued investigations of and enforcement actions against companies relating to their use and other processing of data relating to individuals. Any such claims, proceedings or investigations brought against us could hurt our reputation, brand and market position, force us to spend significant amounts to defend ourselves and otherwise respond to the action or other proceeding, distract our management and technical personnel, increase our costs of doing business, lower demand for our services and ultimately result in the imposition of monetary liability or restrict our ability to conduct our Inscape data services.
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
We face numerous cybersecurity risks that threaten the confidentiality, integrity and availability of our technology systems and information. We have implemented security measures in an effort to comply with applicable laws, regulations and other obligations, but given the evolving sophistication, tools (including artificial intelligence), and nature of security threats and evolving safeguards and the lack of prescriptive measures in many applicable laws, regulations, and other obligations, we cannot be sure that our chosen safeguards will protect against security threats to our business, including the personal information that we process, or that a regulator or other third party may not consider our security measures to be appropriate, reasonable and/or in accordance with applicable legal requirements. Additionally, there can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our technology systems and information. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing or spearphishing attacks or the introduction of ransomware or malware, and we may remain responsible for access to, loss or alteration of, or unauthorized disclosure or other processing of our data despite our security measures. Any actual or perceived failure to adequately protect information may subject us to legal, regulatory and contractual actions and may cause material harm to our reputation, brand, business, financial condition and results of operations.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our devices contain conflict minerals and we are also a member of the Responsible Business Alliance (“RBA”). We work to monitor our supply chain in compliance with both the Dodd-Frank Act and RBA Code of Conduct, and our compliance to these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we incur additional costs to comply with the disclosure requirements and RBA Code of Conduct, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our devices and the labor and environmental practices of our suppliers, and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. We also rely on information provided by third parties to ensure compliance with these rules and standards, which may not be accurate, and it is possible that we may face reputational harm if we determine that certain of our devices were sourced or manufactured in a way that do not meet these standards.

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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the SOX Act, the rules and regulations of the Securities and Exchange Commission (the “SEC”), and the listing requirements and rules of the New York Stock Exchange. As a result, we incur significant legal, accounting and other expenses, including additional directors’ and officers’ liability insurance. We have incurred costs in connection with hiring additional legal, accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs, and have made, and will continue to make, certain activities more time consuming and costly. Furthermore, as issues in complying with those requirements are identified, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it and could make it more expensive to obtain director and officer liability insurance. Any of these expenses may harm our business, financial condition and results of operations.

We previously identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the SOX Act to evaluate the effectiveness of our internal control over financial reporting. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting. In connection with our year-end assessment of internal control over financial reporting, we determined that, as of December 31, 2022, we did not maintain effective internal control over financial reporting because of a material weakness associated with controls related to our price protection program and quantity information used as the basis for their accruals. During 2023, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2023. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly.
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
Leading companies in the television industry, some of which are our competitors, have extensive patent portfolios with respect to television technology. From time to time, third parties, including these leading companies, have asserted and currently are asserting patent, copyright, trademark and/or other intellectual property related claims against us and demand license or royalty payments or payment for damages, seek injunctive relief or pursue other remedies including, but not limited to, an order barring the import of our devices. We expect to continue to receive such communications and be subject to such claims, and we review the merits of each claim as they are received.
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

Litigation against us, even if without merit, can be time consuming, could divert management’s attention and resources, require us or our manufacturers to incur significant legal expense, prevent us from using or selling the challenged technology, damage our reputation and brand, require us or our manufacturers to design around the challenged technology and cause the price of our stock to decline. In addition, these third-party claimants, some of which are potential competitors, may initiate litigation against the manufacturers of our devices or key components, including LCD and OLED panels, or our retailers, alleging infringement, misappropriation or other violation of their proprietary rights with respect to existing or future devices. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our manufacturers for which our manufacturers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the scope of these obligations could require additional litigation. Moreover, our agreements with our retailers generally contain intellectual property indemnification obligations, and we may be responsible for indemnifying our retailers against certain intellectual property claims or liability they may face relating to our devices or offerings. Additionally, our retailers may not purchase our offerings if they are concerned that they may infringe, misappropriate or otherwise violate third-party intellectual property rights.
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
The shares beneficially owned by Mr. Wang (including shares over which he has voting control) represent a majority of the voting power of all our shares. As a result, for the foreseeable future, Mr. Wang will be able to control matters requiring approval by our stockholders, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major transaction requiring stockholder approval, including the Merger. Mr. Wang may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The trading price of our Class A common stock has been volatile and could fluctuate significantly in response to a number of factors, most of which we cannot predict or control and which could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•the Merger, the pendency of the Merger, perceptions regarding the Merger, or the failure to complete the Merger;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board of Directors has delegated to the Audit Committee to be actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes and practices are in the process of being fully integrated into our ERM program and are based on recognized frameworks and applicable industry standards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information systems that we use and the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Risk Management Steering Committee and the Audit Committee, and we evaluate potential adjustments to our cybersecurity policies, standards, processes and practices as reasonably necessary based on the information provided by these assessments, audits and reviews. We also provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
The Risk Management Steering Committee includes our Chief Financial Officer (“CFO”), General Counsel (“GC”), Senior Vice President, Operations and Technical Support (“SVP-Ops”), Senior Vice President, Engineering (“SVP-Engineering”) and Group Vice President, Information Technology (“GVP-IT”) and other business unit representatives and subject matter experts, who regularly interact with our ERM function. The Risk Management Steering Committee works collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the company are deployed to address cybersecurity threats and to respond to cybersecurity incidents.
The Audit Committee, in coordination with the Risk Management Steering Committee, oversees our ERM process, including the management of risks arising from cybersecurity threats. The Audit Committee and the Risk Management Steering Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Risk Management Steering Committee promptly receives information regarding cybersecurity incidents and elevates information to the Audit Committee about incidents when appropriate, as well as ongoing updates regarding any such incident until it has been addressed. The Audit Committee also receives routine executive reports on cybersecurity risk management from the GC, SVP-Ops and GVP-IT. On an annual basis, the Board of Directors discusses our approach to cybersecurity risk management with a representative of the Risk Management Steering Committee.
Each member of the Risk Management Steering Committee, including the business unit representatives and subject matter experts, has substantial experience managing risks at the company and at similar companies, including risks arising from cybersecurity threats. Through ongoing communications with these teams, the CFO, GC and the rest of the Risk Management Steering Committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.
As of the date of this report, we have not been materially affected by any cybersecurity threats, including as a result of any previous cybersecurity incidents. For more detailed information about the cybersecurity risks we face, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including “Risks Relating to Legal and Regulatory Matters: A breach of the confidentiality or security of information we or our third-party providers hold or of the security of the computer systems used in or for our business could be detrimental to our business, financial condition and results of operations.”
Item 2. Properties
Our corporate headquarters, which serve as our principal offices for our business segments, are located in Irvine, California, which we wholly own one building, located at 35 Tesla, and have a minority ownership in another building, located at 39 Tesla. We lease the office building located at 39 Tesla from an entity which is principally owned by two of our employees, our Chief Executive Officer and another employee. We also lease a building at 43 Tesla that includes office and warehouse space. We also lease facilities in Bloomington, Minnesota; Chicago, Illinois; Dakota Dunes, South Dakota; Dallas, Texas; Denver, Colorado; Fremont, California; Los Angeles, California; New York, New York; Salt Lake City, Utah; San Francisco, California; Seattle, Washington; and Shanghai, China.
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
Holders of Record
As of December 31, 2023, there were approximately 50 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of December 31, 2023, there were four stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially owned by William Wang and there are no shares of our Class C common stock issued or outstanding.
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
This section of this Annual Report generally discusses 2023 and 2022 and year-to-year comparisons between those years. Discussions of 2021 and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report for the year ended December 31, 2022 filed with the SEC on March 1, 2023.
Overview
Founded and headquartered in Orange County, California, our mission is to deliver immersive entertainment and compelling lifestyle enhancements that make our products the center of the Connected Home. We offer a large portfolio of Smart TVs and sound bars ranging in size, features and price to generate a broad market appeal. Our Smart TVs and integrated award-winning SmartCast operating system feature many of the leading streaming apps and, by aggregating consumer viewing data acquired through Inscape, offer personalized recommendations through an easy-to-use interface. Our SmartCast platform, which has 18.5 million SmartCast Active Accounts as of December 31, 2023, gives content providers more ways to distribute their content and advertisers more tools to connect with the right audiences.

Financial and operating results for the year ended December 31, 2023 as compared to the corresponding period of last year included:
•Net revenue of $1.7 billion, compared to $1.9 billion
•Platform+ net revenue of $598.2 million, up 25%
•Gross profit of $356.3 million, up 14%
•Platform+ gross profit of $364.9 million, up 23%
•Net income of $28.2 million, compared to net loss of $0.4 million
•Adjusted EBITDA of $75.7 million, up 44%
•SmartCast Active Accounts of 18.5 million, up 6%
•SmartCast Hours of 20.5 billion, up 18%
•SmartCast Average Revenue Per User (“ARPU”) of $32.48, up 15%
Pending Merger with Walmart
On February 19, 2024, we entered into the Merger Agreement, which provides for our acquisition by Walmart. Pursuant to the Merger Agreement, at the effective time of the Merger, each share of our Class A common stock and Class B common stock outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement), will automatically be converted into the right to receive $11.50 in cash, without interest and subject to applicable withholding taxes. Completion of the Merger is subject to certain conditions set forth in the Merger Agreement, including, among others, obtaining HSR Clearance.
The Merger is expected to be completed in the second calendar quarter of 2024; however, the exact timing of the completion of the Merger, if it occurs at all, cannot be predicted because the Merger is subject to the satisfaction of the closing conditions, including obtaining HSR Clearance.
For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger with Walmart” in Part I, Item 1 of this Annual Report on Form 10-K, and the section titled “Pending Merger with Walmart” in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Our Business Model
We generate revenue primarily from (1) selling our Smart TVs, sound bars and other accessories through our device business and (2) monetizing our digital platform, Platform+. While, currently, a significant portion of our total net revenue is generated from the sales of our devices, our Platform+ business, including our advertising services, is growing at a rapid pace. Given the growing number of use cases for Smart TVs, we expect to increase our revenue from Connected TV advertising, SVOD services and other monetizable transactions made on our platform that extend beyond traditional entertainment content.
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
SmartCast delivers a compelling array of content and applications through an elegant and easy-to-use interface. It supports many of the leading streaming apps, such as Amazon Prime Video, Apple TV+, Disney+, Max, Hulu, Netflix, Paramount+, Peacock, and YouTube TV, and hosts our own free, ad-supported app, WatchFree+. SmartCast also supports Apple AirPlay 2 and Chromecast functionalities to allow users to stream additional content from their other devices to our Smart TVs. It provides broad support for third-party voice platforms, including Amazon Alexa, Apple HomeKit and Google Voice Assistant, as well as second screen viewing to offer additional interactive features and experiences.
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
Operational Metrics
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive a significant portion of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV Shipments and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, fluctuations in average unit price, the introduction of new products as well as the number of sound bars shipped. For the year ended December 31, 2023, our Smart TV Shipments totaled 4.3 million, a 16% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. As of December 31, 2023, SmartCast Active Accounts were 18.5 million, representing a 6% increase year-over-year. This metric excludes approximately 3.0 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service, combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. Total VIZIO Hours for the year ended December 31, 2023 were 36.2 billion, representing an 8% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system as well as indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. SmartCast Hours for the year ended December 31, 2023 was 20.5 billion, representing an 18% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU for the year ended December 31, 2023 was $32.48, representing a 15% year-over-year increase.

The following table presents these key operational metrics for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In millions except ARPU)
Smart TV Shipments	4.3	5.2	5.5
SmartCast Active Accounts (as of)	18.5	17.4	15.1
Total VIZIO Hours	36,174	33,440	29,337
SmartCast Hours	20,473	17,403	14,598
SmartCast ARPU	$32.48	$28.30	$21.68
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
For the year ended December 31, 2023, our net income increased to $28.2 million from a net loss of $0.4 million for the same period in the prior year, and Adjusted EBITDA increased $23.3 million, or 44%, year-over-year.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income (loss)	$28.2	$(0.4)	$(39.4)
Adjusted to exclude the following:
Interest income, net	(13.0)	(1.6)	(0.3)
Other income (expense), net	(0.3)	1.3	(3.0)
Provision for income taxes	9.9	7.0	13.1
Depreciation and amortization	7.4	3.6	2.8
Share-based compensation	43.5	42.5	134.4
Adjusted EBITDA	$75.7	$52.4	$107.6
Macroeconomic and Geopolitical Conditions
We are subject to risks and uncertainties arising from macroeconomic and geopolitical conditions, including, but not limited to, heightened inflation, high interest rates, uncertainty and instability in the banking and financial services sectors, foreign currency fluctuations, lower consumer spending, geopolitical conflicts in and around Ukraine, Israel and other areas of the world, and tensions in the region surrounding the Taiwan Strait. These macroeconomic and geopolitical conditions have affected our business by, for example, causing our retail partners and consumers to purchase fewer Smart TVs or sound bars from us and have caused advertisers to be more cautious about spending. We continuously monitor the direct and indirect impacts of these macroeconomic and geopolitical events and trends on our business and financial results.
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
Factors Affecting Performance
Device
Ability to Sell More Devices
Selling more devices is integral to our strategy of growing SmartCast Active Accounts, increasing engagement, and expanding advertising monetization opportunities, all of which we believe will ultimately lead to higher SmartCast ARPU. There are a variety of factors that drive the sales of our devices, including our sales and marketing efforts, the quality of our products, new product introductions, effective supply chain management and relationships with retailers. For example:
•We expect that introducing products that both stimulate demand and resonate with consumers will drive our sales growth and expand our market share.
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
Platform+
Ability to Grow SmartCast Active Accounts
The more SmartCast Active Accounts we have, the more attractive our SmartCast platform will be to third-party content providers and advertisers looking to reach this audience. Our ability to monetize our platform may suffer if we fail to secure popular apps and related content on SmartCast, which may lead consumers to purchase a television from a competitor.
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
Platform+ net revenue
We generate Platform+ net revenue through sales of advertising and related services, data licensing, sales of branded buttons on our remote controls and content distribution. Platform+ net revenue is driven in large part by the number of SmartCast Active Accounts and the amount of SmartCast Hours spent on our Smart TVs. Our digital ad inventory consists of inventory on WatchFree+ and our home screen along with ad inventory we obtain through agreements with content providers and other third-party application agreements. We also re-sell video inventory that we purchase from content providers and directly sell third-party inventory.
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
Platform+ cost of goods sold
Platform+ cost of goods sold includes advertising inventory costs, including revenue share as well as targeting and measurement services, third-party cloud services, allocated engineering costs and other technology expenses, content or programming licensing fees and amortization of internally developed technology.
Gross profit
We bifurcate gross profit by business activity due to the differing margin profiles of the Device and Platform+ businesses. In addition, we manage each business, from a financial reporting perspective separately down to the gross profit level. We expect Platform+ to drive most of our gross profit growth in the future.
Device gross profit
We define Device gross profit as Device net revenue less Device cost of goods sold, and Device gross margin is Device gross profit expressed as a percentage of Device net revenue. Device gross profit is directly influenced by consumer demand, device offerings, and our ability to maintain a cost-efficient supply chain. Our Device gross profit may fluctuate from period to period as Device net revenue fluctuates and has been and will continue to be influenced by several factors including supplier prices, competitor pricing, retailer margin and Device product mix. We expect Device gross margin to fluctuate over time based on our ability to manage these factors.
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
Operating expenses
We classify our operating expenses into four categories:
Selling, general and administrative
Selling, general and administrative expenses consist primarily of personnel costs for employees, including salaries, bonuses, benefits and share-based compensation, as well as consulting expenses, fees for professional services, facilities and information technology. We expect selling, general and administrative expenses to increase in absolute dollars as our business grows. We have incurred additional expenses as a result of costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the New York Stock Exchange, and increased expenses for insurance, investor relations, and fees for professional services. We expect selling, general and administrative expenses to fluctuate as a percentage of net revenue from period to period in the near term as we continue to invest in growing our business, but decline over the long term as we achieve greater scale over time.
Marketing
Marketing expenses consist primarily of advertising and marketing promotions of our brand and products, including media advertisement costs, merchandising and display costs, trade show and event costs, and sponsorship costs. Over the long term we expect our marketing expenses to increase in absolute dollars as we continue to promote our products and brand but fluctuate quarter to quarter depending on timing of our marketing initiatives.
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
Depreciation and amortization
Depreciation expenses distribute the cost of fixed assets, which includes buildings, leasehold improvements, and equipment over the useful life. Amortization expenses distribute the cost over the useful life of our capitalized software costs.
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
Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net revenue:
Device	$1,081.8	$1,384.9	$1,815.3
Platform+	598.2	477.9	308.7
Total net revenue	1,680.0	1,862.8	2,124.0
Cost of goods sold:
Device	1,090.4	1,368.9	1,699.6
Platform+	233.3	181.4	98.1
Total cost of goods sold	1,323.7	1,550.3	1,797.7
Gross profit:
Device	(8.6)	16.0	115.7
Platform+	364.9	296.5	210.6
Total gross profit	356.3	312.5	326.3
Operating expenses:
Selling, general and administrative	248.8	220.7	286.1
Marketing	36.8	41.1	32.8
Research and development	41.3	40.8	34.2
Depreciation and amortization	4.6	3.6	2.8
Total operating expenses	331.5	306.2	355.9
Income (loss) from operations	24.8	6.3	(29.6)
Interest income, net	13.0	1.6	0.3
Other income (expense), net	0.3	(1.3)	3.0
Total non-operating income, net	13.3	0.3	3.3
Income (loss) before income taxes	38.1	6.6	(26.3)
Provision for income taxes	9.9	7.0	13.1
Net income (loss)	$28.2	$(0.4)	$(39.4)

Comparison of the Years Ended December 31, 2023 and 2022
Net revenue

	Year Ended December 31,		Change 2023-2022
	2023	2022	$	%
	(In millions)
Net revenue:
Device	$1,081.8	$1,384.9	$(303.1)	(22)%
Platform+	598.2	477.9	120.3	25%
Total net revenue	$1,680.0	$1,862.8	$(182.8)	(10)%
Device
Device net revenue decreased $303.1 million, or 22%, from $1.4 billion in 2022 to $1.1 billion in 2023. The decrease in Device net revenue was due to a 15% decrease in total Device units shipped and 9% decrease in our total device average unit price. Shipments and average units price for both Smart TVs and sound bars decreased compared to the same period in 2022 primarily due to aggressive pricing from certain competitors and challenging consumer demand.
Platform+
Platform+ net revenue increased $120.3 million, or 25%, from $477.9 million in 2022 to $598.2 million in 2023. The increase in Platform+ net revenue was due to an increase in advertising revenue of $109.1 million, or 31%, from $356.9 million in 2022, and an increase in non-advertising revenue of $11.2 million, or 9%, from $121.0 million in 2022. The increase in advertising revenue was driven by an increase in SmartCast Active Accounts, SmartCast Hours and expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from data licensing and content distribution partially offset by lower button revenue.
Cost of goods sold, gross profit and gross profit margin

	Year Ended December 31,		Change 2023-2022
	2023	2022	$	%
	(In millions)
Cost of goods sold:
Device	$1,090.4	$1,368.9	$(278.5)	(20)%
Platform+	233.3	181.4	51.9	29%
Total cost of goods sold	1,323.7	1,550.3	(226.6)	(15)%
Gross profit:
Device	(8.6)	16.0	(24.6)	NM
Platform+	364.9	296.5	68.4	23%
Total gross profit	$356.3	$312.5	$43.8	14%

Gross margin:
Device gross margin	(0.8)%	1.2%
Platform+ gross margin	61.0%	62.0%
Total gross margin	21.2%	16.8%
_________________________
NM - Not Meaningful
Device
Device cost of goods sold decreased $278.5 million, or 20%, from $1.4 billion in 2022 to $1.1 billion in 2023 primarily due to lower Total Device Shipments. Device gross margin decreased from 1.2% in 2022 to (0.8)% in 2023 due to more competitive pricing for Smart TVs partially offset by higher sound bar margins.
Platform+
Platform+ cost of goods sold increased $51.9 million, or 29%, from $181.4 million in 2022 to $233.3 million in 2023. The increase in Platform+ cost of goods sold was primarily due to increases in advertising inventory costs and third-party cloud services costs. Platform+ gross margin decreased from 62.0% in 2022 to 61.0% in 2023 due to greater mix of video revenue in which a share of revenue is paid to our content partners.

Operating expenses

	Year Ended December 31,		Change 2023-2022
	2023	2022	$	%
	(In millions)
Selling, general and administrative	$248.8	$220.7	$28.1	13%
Marketing	36.8	41.1	(4.3)	(10)%
Research and development	41.3	40.8	0.5	1%
Depreciation and amortization	4.6	3.6	1.0	28%
Total operating expenses	$331.5	$306.2	$25.3	8%
Selling, general and administrative expenses increased $28.1 million, or 13%, from $220.7 million in 2022 to $248.8 million in 2023. The increase in selling, general and administrative expenses was primarily due to higher personnel costs due to continued growth and investment in our Platform+ business partially offset by a decline in share-based compensation expense.
Marketing expenses decreased $4.3 million, or 10%, from $41.1 million in 2022 to $36.8 million in 2023. The decrease is primarily due to lower merchandising costs for our Smart TVs and sound bars.
Research and development costs increased $0.5 million, or 1%, from $40.8 million in 2022 to $41.3 million in 2023 primarily due to increased personnel costs as we continue to invest in the development of Platform+ partially offset by capitalization of operating system redesign costs.
Depreciation and amortization expenses increased $1.0 million, or 28%, from $3.6 million in 2022 to $4.6 million in 2023 primarily due to increase in leasehold improvements to our office space.
Non-operating income, net

	Year Ended December 31,		Change 2023-2022
	2023	2022	$	%
	(In millions)
Interest income, net	$13.0	$1.6	$11.4	NM
Other income (expense), net	0.3	(1.3)	1.6	NM
Total non-operating income, net	$13.3	$0.3	$13.0	NM
_________________________
NM-Not Meaningful
Interest income, net increased to $13.0 million in 2023 compared to $1.6 million in 2022 due primarily to investments in U.S. Treasury bills, Money Market Mutual Funds and higher interest on deposit accounts.
Other income (expense), net increased $1.6 million from $(1.3) million in 2022 to $0.3 million in 2023, primarily due to a $0.9 million loss on an equity investment in 2022 and $0.5 million lawsuit settlement in 2022.
Provision for income taxes

	Year Ended December 31,		Change 2023-2022
	2023	2022	$	%
	(In millions)
Provision for income taxes	$9.9	$7.0	$2.9	41%
Effective tax rate	26%	106%
Provision for income taxes increased $2.9 million from $7.0 million in 2022 to $9.9 million in 2023. Our effective tax rate in 2023 was 26.0% compared to 106.0% in 2022. Our effective tax rate became closer to the statutory rates due to increased pretax book income and research and development tax credit despite the permanent book versus tax differences, including the share-based compensation expense and the compensation deduction limitation on certain executive officers as a publicly held corporation.
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
As of December 31, 2023 and 2022 we had cash and cash equivalents and short-term investments of $351.5 million and $347.6 million, respectively. We believe our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Annual Report on Form 10-K. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
As of December 31, 2023 and 2022, we did not have any amounts outstanding under this line of credit. Further, we were in compliance with all required financial covenants as of December 31, 2023 and 2022.
Merger Agreement
The Merger Agreement contains various representations, warranties, covenants and agreements, including, among others, agreements to conduct our business in the ordinary course and in compliance with applicable laws until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. In addition, upon the termination of the Merger Agreement in certain circumstances, we are obligated to pay Walmart a termination fee of $78.0 million. Specifically, this termination fee is payable by us to Walmart if the Merger Agreement is terminated: (1) by us, prior to the Subsequent Time, in order to enter into an alternative acquisition agreement to accept a Superior Offer; and (2) by us or Walmart if (a) the Merger Agreement is terminated for the failure to consummate the Merger by the End Date, (b) at the time of the termination of the Merger Agreement, a Specified Circumstance (as defined in the Merger Agreement) does not exist, (c) prior to the termination of the Merger Agreement an alternative acquisition proposal has been made or publicly announced and (d) within 12 months following the termination of the Merger Agreement, we enter into and subsequently consummate an Acquisition Transaction (as defined in the Merger Agreement). We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.
For further discussion about the terms of the Merger and the Merger Agreement, refer to the section titled “Pending Merger with Walmart” above, the section titled “Pending Merger with Walmart” in Part I, Item 1 of this Annual Report on Form 10-K, and the section titled “Pending Merger with Walmart” in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash (used in) provided by operating activities	$(0.8)	$29.1
Net cash used in investing activities	(70.4)	(73.0)
Net cash provided by financing activities	4.0	1.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Net decrease in cash and cash equivalents	$(67.1)	$(42.9)
Cash flows from operating activities
Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation expense and other non-cash related items as well as the effect of changes in working capital and other activities.
In 2023, net cash used in operating activities was $0.8 million, consisting of net income of $28.2 million adjusted for non-cash expenses of $49.5 million. Changes in operating assets and liabilities represented a $78.5 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties and accrued expense, increases in other assets and accounts receivable, partially offset by an increase in accounts payable.
In 2022, net cash provided by operating activities was $29.1 million, consisting of net loss of $0.4 million adjusted for non-cash expenses of $25.7 million. Changes in operating assets and liabilities represented a $3.8 million source of cash, primarily driven by changes in working capital, including decreases in prepaid and other current assets, income tax receivable, accounts receivable and an increase in accrued expenses partially offset by decreases in accounts payable due to related parties and accrued royalties.
Cash flows from investing activities
In 2023 and 2022, our net cash used in investing activities was $70.4 million and $73.0 million, respectively. The use of cash in 2023 was due to the purchase of short-term investments in U.S. Treasury bills and the purchase of property and equipment to support our growing organization. The use of cash in 2022 was due to the purchase of short-term investments in U.S. Treasury bills and the purchase of property and equipment to support our growing organization.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
Our net cash provided by financing activities was $4.0 million for the year ended December 31, 2023 as net proceeds of $4.6 million from the exercise of stock options and purchases made under our ESPP, partially offset by cash payments of $0.6 million for tax payments related to employee stock based awards withheld upon vesting.
In 2022, net cash provided by financing activities was $1.1 million, which consisted of net proceeds of $13.1 million from the exercise of stock options and purchases made under our ESPP, partially offset by cash payments of $12.0 million for tax payments related to employee stock based awards withheld upon vesting.
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
In connection with these existing license agreements, as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $40.7 million for all historical product sales as of December 31, 2023. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of December 31, 2023, we expect our future payments to total $48.3 million, which we expect to pay over a period of five years.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2028 and have total annual payments of less than $5.0 million each year.
We do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.
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
Revenue Recognition
We derive our revenue primarily from the sale of televisions and sound bars, advertising and data services. Revenue is recognized when control of the promised goods or services is transferred to our retailers and partners, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We apply a five-step approach as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.
We sell products to certain retailers under terms that allow them to receive price protection on future price reductions and may provide for limited rights of return, discounts and advertising credits.
Device net revenue
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the customer. Transfer of control occurs upon shipment or delivery to the customer. Point in time recognition is determined as products to be sold represent an asset with an alternative use. Warranty returns have not been material and warranty-related services are not material.
Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at our discretion. Variable consideration is estimated using the most likely amount considering all reasonably available information, including our historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Revenue recorded excludes taxes collected on sales to customers.
All of our products are directly shipped from manufacturers to third-party logistics and distribution centers in the United States. Generally, we ship the product to our customers with freight carriers contracted by us. Shipping terms on sales of products are generally FOB destination but may vary depending upon the related contractual arrangement with the customer. Amounts billed to customers for shipping and handling costs are included in net sales.

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
We sell content publishers placements of buttons on our remote controls that provide one-touch access to a third-party applications’ content. We typically receive a fixed fee per button for each TV and remote package sold or individually packaged remote unit sold over a defined distribution period. Our only performance obligations for these arrangements are placement of the app button on the remote and delivery of the TV and remote to the customer. Revenue is recognized at the point in time when transfer of title to the customer occurs.
For revenue from data licensing agreements with customers, we provide a right to access the entity's intellectual property as it exists throughout the license period. Control of each distinct data license transfers when it is uploaded or delivered to the customer. Data is delivered at least on a monthly basis during the data delivery phase of the contract. The transaction price for data services revenue includes both fixed and variable consideration. The performance obligations are satisfied over time during the license period. Revenue for the fixed consideration is recognized ratably beginning upon the first delivery of data throughout the remainder of the contract. Variable consideration is recorded when it is earned in accordance with the sales or usage-based royalty exception. We record revenue gross as we control the goods before they are transferred to the retailer; we are the primary obligor, who negotiate pricing with our retailers and assume the risk of bad debt.
Customer Allowances
We periodically grant certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, we will, in turn, negotiate with our manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. Our procedures for estimating amounts accrued as customer allowances are based upon historical experience and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the consolidated balance sheets in accrued expenses and recorded in the consolidated statements of operations as a reduction of net revenue. The amount for accrued price protection was $33.4 million and $57.6 million for the years ended December 31, 2023, and 2022, respectively.
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
Interest Rate Risk
As of December 31, 2023, we did not have any long-term debt outstanding under our credit facility. Our credit facility bears interest at a variable rate equal to SOFR plus 0.50% per annum. A hypothetical 10% relative increase or decrease in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Vizio Holding Corp.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Vizio Holding Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Report of Independent Registered Public Accounting Firm (Continued)

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
Accrued Customer Price Protection Incentives
As discussed in Note 2(m) to the consolidated financial statements, the Company periodically grants certain sales discounts and incentives to customers, such as price protection, which are treated as variable consideration for purposes of determining the transaction price. Price protection incentives are accrued for when the related product sale is recognized. The accrual for price protection incentives consists of estimated revenue deductions for future payments to customers. The Company estimates accrued price protection based upon historical experience and current market conditions. As of December 31, 2023, amounts recorded for customer price protection incentives within accrued expenses were $33.4 million.
We identified the evaluation of accrued price protection incentives as a critical audit matter. Complex auditor judgment was required to assess the accrued price protection incentives, in particular the identification of a complete population of price protection incentive programs.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls relating to identifying a complete population of incentive programs. We selected a sample of price protection claims made by customers during and after year end and evaluated whether the Company had properly established an accrual for the underlying programs. We evaluated the accruals related to a sample of price protection incentives by comparing the documentation supporting the program, including customer activity and approved price protection amounts offered to customers. We also evaluated completeness of the accrual by comparing the historical accrual to the final amount settled.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Irvine, California
February 28, 2024

VIZIO Holding Corp.
Consolidated Balance Sheets
(In millions, except par values)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$221.6	$288.7
Short-term investments	129.9	58.9
Accounts receivable, net	381.2	357.9
Other receivables due from related parties	—	2.2
Inventories	6.8	15.5
Income tax receivable	9.0	1.7
Prepaid and other current assets	45.9	53.5
Total current assets	794.4	778.4
Property, equipment and software, net	19.7	19.9
Goodwill	44.8	44.8
Deferred income taxes	49.6	51.2
Other assets	52.2	21.4
Total assets	$960.7	$915.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$109.1	$148.2
Accounts payable	157.8	117.2
Accrued expenses	178.6	204.9
Accrued royalties	40.7	47.4
Other current liabilities	5.8	5.5
Total current liabilities	492.0	523.2
Other long-term liabilities	19.4	18.8
Total liabilities	511.4	542.0
Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of December 31, 2023 and 2022 •Class A, 125.3 and 121.9 shares issued and 121.5 and 118.1 shares outstanding as of December 31, 2023 and 2022, respectively •Class B, 76.2 and 76.8 shares issued and 76.2 and 76.8 shares outstanding as of December 31, 2023 and 2022, respectively, and •Class C, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid in capital	414.3	366.9
Accumulated other comprehensive loss	(0.3)	(0.3)
Retained earnings	35.3	7.1
Total stockholders’ equity	449.3	373.7
Total liabilities and stockholders’ equity	$960.7	$915.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO Holding Corp.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenue:
Device	$1,081.8	$1,384.9	$1,815.3
Platform+	598.2	477.9	308.7
Total net revenue	1,680.0	1,862.8	2,124.0
Cost of goods sold:
Device	1,090.4	1,368.9	1,699.6
Platform+	233.3	181.4	98.1
Total cost of goods sold	1,323.7	1,550.3	1,797.7
Gross profit:
Device	(8.6)	16.0	115.7
Platform+	364.9	296.5	210.6
Total gross profit	356.3	312.5	326.3
Operating expenses:
Selling, general and administrative	248.8	220.7	286.1
Marketing	36.8	41.1	32.8
Research and development	41.3	40.8	34.2
Depreciation and amortization	4.6	3.6	2.8
Total operating expenses	331.5	306.2	355.9
Income (loss) from operations	24.8	6.3	(29.6)
Interest income, net	13.0	1.6	0.3
Other income (expense), net	0.3	(1.3)	3.0
Total non-operating income, net	13.3	0.3	3.3
Income (loss) before income taxes	38.1	6.6	(26.3)
Provision for income taxes	9.9	7.0	13.1
Net income (loss)	$28.2	$(0.4)	$(39.4)

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.00)	$(0.22)
Diluted	$0.14	$(0.00)	$(0.22)
Weighted-average common shares outstanding:
Basic	196.3	193.1	175.5
Diluted	200.4	193.1	175.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO Holding Corp.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$28.2	$(0.4)	$(39.4)
Other comprehensive loss:
Foreign currency translation adjustments	—	(0.1)	(1.1)
Comprehensive income (loss)	$28.2	$(0.5)	$(40.5)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

VIZIO Holding Corp.
Consolidated Statements of Stockholders’ Equity
(In millions)

	Series A Convertible Preferred Stock		Common Stock (1)(2)			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Class A	Class B	Additional Paid-In Capital
Balance at December 31, 2020	0.1	$2.6	150.8	—	$98.9	$0.9	$46.9	$149.3
Share-based compensation expense	—	—	—	—	134.4	—	—	134.4
Shares issued pursuant to incentive award plans	—	—	9.5	—	14.1	—	—	14.1
Payment of preferred stock dividends	—	(0.6)	—	—	—		—	(0.6)
Conversion of preferred stock	(0.1)	(2.0)	30.3	—	2.0	—	—	—
Sale of common stock, net of $13.7 million of stock issuance costs	—	—	7.6	—	144.9	—	—	144.9
Shares withheld to cover withholding taxes for stock awards	—	—	(3.2)	—	(71.0)	—	—	(71.0)
Conversion of Class A shares into Class B	—	—	(98.3)	98.3	—	—	—	—
Conversion of Class B shares into Class A	—	—	21.5	(21.5)	—	—	—	—
RSA forfeiture	—	—	(5.0)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(1.1)	—	(1.1)
Net loss	—	—	—	—	—	—	(39.4)	(39.4)
Balance at December 31, 2021	—	—	113.2	76.8	323.3	(0.2)	7.5	330.6
Share-based compensation expense	—	—	—	—	42.5	—	—	42.5
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	4.9	—	1.1	—	—	1.1
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(0.4)	(0.4)
Balance at December 31, 2022	—	—	118.1	76.8	366.9	(0.3)	7.1	373.7
Share-based compensation expense	—	—	—	—	42.7	—	—	42.7
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	2.8	—	4.7	—	—	4.7
Foreign currency translation	—	—	—	—	—	—	—	—
Conversion of class B shares into class A shares	—	—	0.6	(0.6)	—	—	—	—
Net income	—	—	—	—	—	—	28.2	28.2
Balance at December 31, 2023	—	$—	121.5	76.2	$414.3	$(0.3)	$35.3	$449.3

(1) As of December 31, 2023 and 2022, the par value on common stock outstanding was $20 thousand and $20 thousand, respectively
(2) There were no shares of Class C common stock issued or outstanding in any of the periods presented

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

VIZIO Holding Corp.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$28.2	$(0.4)	$(39.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7.4	3.6	2.8
Amortization of discount on investments	(5.1)	(0.6)	—
Change in fair value of investment securities	0.1	0.9	—
Deferred income taxes	1.6	(20.8)	(3.7)
Share-based compensation expense	43.5	42.5	134.4
Change in allowance for doubtful accounts	2.0	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	(25.3)	17.0	30.5
Other receivables due from related parties	2.2	2.9	(4.1)
Inventories	8.7	(3.7)	(1.4)
Income taxes receivable	(7.3)	24.5	(24.9)
Prepaid and other current assets	4.5	31.3	(30.0)
Other assets	(29.3)	(4.8)	(1.6)
Accounts payable due to related parties	(39.1)	(76.6)	15.4
Accounts payable	39.2	(1.7)	(47.9)
Accrued expenses	(26.3)	19.1	30.5
Accrued royalties	(6.7)	(9.4)	(24.3)
Other current liabilities	0.3	0.6	(0.3)
Other long-term liabilities	0.6	4.6	5.9
Net cash (used in) provided by operating activities	(0.8)	29.1	41.9
Cash flows from investing activities:
Purchases of property and equipment	(2.9)	(13.1)	(4.4)
Purchase of investments	(201.0)	(74.9)	(0.2)
Sales and maturities of investments	133.5	15.0	—
Net cash used in investing activities	(70.4)	(73.0)	(4.6)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.3	12.0	12.4
Payment of dividends on Series A convertible preferred stock	—	—	(0.6)
Proceeds from IPO, net of $10.7 in direct offering costs	—	—	148.0
Payments of other offering costs	—	—	(2.8)
Withholding taxes paid on behalf of employees on net settled share-based awards	(0.6)	(12.0)	(71.0)
Proceeds from sale of stock under ESPP	2.3	1.1	1.7
Net cash provided by financing activities	4.0	1.1	87.7
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)	(1.1)
Net (decrease) increase in cash and cash equivalents	(67.1)	(42.9)	123.9
Cash and cash equivalents at beginning of year	288.7	331.6	207.7
Cash and cash equivalents at end of year	$221.6	$288.7	$331.6
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$14.5	$3.7	$36.1
Cash paid for interest	$0.2	$0.2	$0.2
Cash paid for amounts included in the measurement of operating lease liabilities	$4.6	$3.6	$2.9
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4.4	$7.3	$3.6
Additions to property and equipment financed by accounts payable	$1.4	$—	$—
IPO costs not yet paid	$—	$—	$0.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIZIO Holding Corp.
Notes to Consolidated Financial Statements
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
The Company develops high-performance Smart televisions (“Smart TVs”), sound bars, and accessories. These products are sold to retailers and through online channels throughout the United States. Additionally, in 2020 VIZIO launched Platform+, which is comprised of SmartCast, the Company’s award-winning Smart TV operating system, which enables a fully integrated entertainment solution, and Inscape, which powers its data intelligence services. SmartCast delivers content and applications through an easy-to-use interface. It supports leading streaming apps and hosts the Company’s own free ad-supported video app, WatchFree+. The Company provides broad support for third-party voice platforms and second screen experiences to offer additional interactive features and experiences.
VIZIO purchases all of its products from manufacturers based in Asia. Since 2012, VIZIO has purchased a portion of its televisions from three manufacturers who are affiliates of an investor who holds a noncontrolling interest in the Company through its ownership of Class A common stock. These manufacturers do not have any significant voting privileges, nor sufficient seats on the Company’s Board of Directors (the “Board of Directors”) that would enable them to significantly influence any of the Company’s strategic or operating decisions. All transactions executed with the aforementioned manufacturers are presented as related party transactions.
Reorganization Transaction
On March 12, 2021, the Company implemented a holding company structure through the merger of VIZIO Reorganization Sub, LLC, a wholly-owned subsidiary of VIZIO Holding Corp., pursuant to an agreement and plan of merger, with and into VIZIO, Inc., with VIZIO, Inc. surviving as a wholly-owned subsidiary of VIZIO Holding Corp. (the “Reorganization Transaction”). As a result of the Reorganization Transaction:
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
Note 2. Summary of Significant Accounting Policies
(a)Basis of Consolidation
The consolidated financial statements include the accounts of VIZIO and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company considers the U.S. dollar as its reporting currency. The functional currency of most of the foreign subsidiaries is the U.S. dollar. Translation adjustments for subsidiaries where the functional currency is its local currency are included in other comprehensive income (loss). Foreign currency transaction gains (losses) resulting from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are reported in the consolidated statements of operations.
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
(c)Short-term investments
Short-term investments consist of U.S. treasury bills purchased with an original maturity date of greater than three months, but less than 12 months as of the reporting date.
(d)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due to VIZIO from sales arrangements executed under normal business activities and are recorded at invoiced amounts which is the amount VIZIO expects to be entitled to receive. The Company presents the aggregate accounts receivable balance net of an allowance for doubtful accounts and extends credit to certain customers and mitigates a portion of the Company’s credit risk through credit insurance. Generally, collateral or other security is not required for outstanding accounts receivable. Credit losses, if any, are recognized based on management’s evaluation of the aging of accounts receivable, assessment of collectibility, customer specific financial conditions as well as an evaluation of current industry trends and general economic conditions. Past-due balances are assessed by management on a monthly basis and balances are written off when the customer’s financial condition no longer warrants pursuit of collections. Although VIZIO expects to collect amounts due, actual collections may differ from estimated amounts.
(e)Concentrations of Credit Risk
Financial instruments that potentially create significant concentrations of credit risk consist principally of accounts receivable and cash and cash equivalents in banks. The Company maintains its cash and cash equivalents at various financial institutions. At times, such balances may exceed federally insured limits. No losses have been experienced in any such accounts.

(f)Inventories
Inventories are stated at the lower of cost, using the average cost method, or net realizable value. Inventories are reviewed for excess and obsolescence based upon demand forecasts for a specific time horizon. The Company records a charge to cost of goods sold for the amount required to reduce the carrying value of inventory to net realizable value. For inventories related to certain manufacturers, VIZIO may be contractually required to purchase this inventory if the product is (i) requested by VIZIO, (ii) received at the manufacturers’ warehouse on an agreed-upon receipt date, and (iii) remains unsold after a predetermined period, which generally exceeds 30 to 45 days.
(g)Property, Equipment and Software, net
Property, equipment and software are recorded at historical cost, less accumulated depreciation, amortization and impairment, if applicable. Depreciation and amortization is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings	39
Machinery and equipment	5
Furniture and fixtures	7
Computer and software	3
Automobiles	5
Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets. Maintenance and repairs are expensed as incurred.
Capitalized Software Development Costs
The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s operating systems used in its Smart TVs and records these amounts within other assets in the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company capitalized $21.8 million and $0, respectively, of software development costs. Amortization expense of the costs capitalized will begin in 2024, as such no amortization expense has been recorded for the years ended December 31, 2023, 2022 and 2021.
These capitalized costs include personnel related costs for employees (including salaries, bonuses and benefits) who are directly associated with and who devote time to software development projects, as well as contractor costs. Software development costs that do not qualify for capitalization are expensed as incurred and recorded as cost of goods sold, selling, general and administrative or research and development expenses in the consolidated statements of operations.
Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both of the following conditions have been met: a) technological feasibility has been established for the software and b) all research and development activities for the other components of the product or process have been completed. Capitalization of computer software costs shall cease when the product is available for general release to customers. Costs of maintenance and customer support shall be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.
(h)Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested at least annually for impairment in the fourth quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company assessed the conclusion regarding segments and reporting units in conjunction with its annual goodwill impairment test All of the Company’s goodwill is attributable to the Platform+ reporting unit.
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
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The Company does not separate lease and non-lease components for all underlying asset classes. As most of the Company’s leases do not provide a readily determinable implicit rate, it estimates the incremental borrowing rate, using the formula for the interest rate on the Company’s collateralized borrowing at the point in time of lease start or the adoption date (whichever is later), to discount the lease payments based on information available at lease commencement. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The operating lease right-of-use assets also include any prepaid lease payments and is reduced by existing lease incentive balances upon adoption. The Company does not include the cost of lease extensions in the right-of-use assets until it is reasonably certain such an option will be executed, and the cost can be determined. The Company recognizes lease expense for lease payments over the lease term, while variable lease payments, such as common area maintenance, are recognized as incurred. The Company elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
(j)Revenue Recognition
The Company applies a five-step approach as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.
Device Net Revenue
The Company derives revenue primarily from the sale of televisions and sound bars. Revenue is recognized when control of the promised goods or services is transferred to the Company’s retailers and distributors across the United States, as well as directly to consumers through our website, VIZIO.com, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company sells its products to certain retailers under terms that allow the retailer to receive price protection on future price reductions and may provide for limited rights of return and discounts.
Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized at a point in time upon transfer of control of the products to the retailers or distributors, or upon the date the goods are delivered to consumers from a sale through our website. Transfer of control occurs upon shipment or delivery to the customer. Point in time recognition is determined as products to be sold represent an asset with an alternative use. Warranty returns have not been material, and warranty-related services are not considered a separate performance obligation.
Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at the Company’s discretion. Variable consideration is estimated using the most likely amount considering all reasonably available information, including the Company’s historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Revenue recorded excludes taxes collected on sales to customers.
Accounts receivable represents the unconditional right to receive consideration from customers. Substantially all payments are collected within the Company’s standard terms, which do not include a significant financing component. There have been no material impairment losses on accounts receivable in any of the periods presented. There have been no material contract assets or contract liabilities recorded on the consolidated balance sheet in any of the periods presented.
All of the Company’s products are directly shipped by vessel from manufacturers to third-party logistics and distribution centers in the United States. Generally, the Company ships the product to its customers with freight carriers contracted by the Company. Shipping terms on sales of products are generally FOB destination but may vary depending upon the related contractual arrangement with the customers. Amounts billed to customers for shipping and handling costs are included in net revenue.

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
The Company sells content publishers placements of buttons on its remote controls that provide one-touch access to a third-party applications’ content. The Company typically receives a fixed fee per button for each TV and remote package sold or individually packaged remote unit sold over a defined distribution period. The Company’s only performance obligations for these arrangements are placement of the app button on the remote and delivery of the TV and remote to the customer. Revenue is recognized at the point in time when transfer of title to the customer occurs.
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
(k)Shipping and Handling Costs
All shipping and handling costs related to purchases of inventory are included in the purchase price of each product negotiated with the manufacturer and recorded in inventory in the consolidated balance sheets and then classified in cost of goods sold in the consolidated statements of operations. All shipping and handling costs are treated as fulfillment costs and are presented within cost of goods sold in the consolidated statements of operations.
(l)Recycling Costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $5.3 million, $5.2 million, and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in cost of goods sold in the accompanying consolidated statements of operations.
(m)Customer Allowances
The Company periodically grants certain sales discounts and incentives to customers, such as rebates and price protection, which are treated as variable consideration for purposes of determining the transaction price. In certain instances, the Company will, in turn, negotiate with its manufacturers for reimbursement of a portion of the incentives so that the manufacturers are responsible for absorbing some of the rebates and price protection. The Company’s procedures for estimating customer allowances recorded as a reduction of revenue are based upon historical experience, as adjusted for the current environment, and management judgment. Customer allowances are accrued for when the related product sale is recognized. The accrued customer allowances are presented on the consolidated balance sheets in accrued expenses and recorded in the consolidated statements of operations as a reduction of revenue.
The Company offers sales incentives through various programs, consisting primarily of discounts, cooperative advertising and market development fund programs. The Company records cooperative advertising and market development fund programs with customers as a reduction to revenue unless the Company receives a distinct benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the benefit received. Cooperative advertising arrangements and marketing development funds recorded as a reduction of net revenue totaled $9.2 million, $7.2 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
(q)Product Warranty
All products have a one, two or three-year limited warranty against manufacturing defects and workmanship. Although the Company is principally responsible for servicing warranty claims, substantially all product warranty expenses are reimbursed by the manufacturers under the Company’s standard product supply agreements.
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
(s)Share-Based Compensation
Share-based compensation expense resulting from grants of employee stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) is recognized in the consolidated financial statements based on the respective grant date fair values of the awards. Stock option grant date fair values are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSAs and RSUs is determined based on the fair value of the Company's common stock on the date of grant. The grant date fair value for the PSUs is determined using a Monte-Carlo simulation model. Forfeitures are accounted for as they occur.
Under the Black-Scholes-Merton model, the determination of the grant date fair value of share-based awards is affected by the estimated fair value per share of our common stock as well as other subjective assumptions, the expected term of the share-based awards, expected stock price volatility, risk-free interest rates, and expected dividend yield. Generally, these assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. For employee stock options in which the Company does not have significant history and that contain service conditions, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. As a result, if factors change or the Company uses different assumptions, share-based compensation expense could be materially different in the future.

(t)Net Income (Loss) Per Share
The Company computes earnings per share (“EPS”) of Class A and Class B common stock using the two-class method for participating securities.
Basic earnings (loss) per share attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of Class A and Class B common shares outstanding. Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings (loss) per share attributable to common stockholders and the weighted-average number of common shares outstanding for the potentially dilutive impact of RSUs, PSUs and stock options using the treasury stock method.
(u)Fair Value of Financial Instruments
The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The Company’s Level 1 investments as of December 31, 2023 and 2022, consist of its Short-term investments and equity investments (see Note 4 – Investments).
The carrying amount of receivables, payables and other amounts arising out of the normal course of business approximates fair value because of the relatively short maturity of such instruments.
(v)Recently Issued Accounting Guidance
Accounting Standards Issued But Not Yet Adopted:
In November 2023, the FASB issued guidance, Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in this ASU requires companies to enhance their disclosure on significant segment expenses, and also adds additional disclosures around how companies determine their reportable segments. This standard will be effective for the year ended December 31, 2024. The Company is currently in the process of evaluating the impact of adopting ASU 2023-07 in 2024.
In December 2023, the FASB issued guidance, ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU requires companies to add additional disclosures surrounding income taxes, including rate reconciliation, and disaggregation of domestic and foreign revenue. This standard will be effective for the year ended December 31, 2025. The Company is currently in the process of evaluating the impact of adopting ASU 2023-09, but do not expect it to have a material impact on its consolidated financial statements.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its consolidated financial statements.
Note 3. Net Revenue
The Company derives revenue primarily from the sale of televisions and sound bars, advertising and data services.
As of December 31, 2023 and 2022, the Company has recorded $24.2 million and $22.0 million of contract assets, respectively. As of December 31, 2023, $20.3 million and $3.9 million of contract assets were recorded in prepaids and other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of December 31, 2022, all contract assets were recorded in prepaids and other current assets in the accompanying consolidated balance sheets. As of December 31, 2023, the Company recorded $2.1 million of contract liabilities, which are recorded in other current liabilities in the accompany consolidated balance sheets. There were no material contract liabilities as of December 31, 2022. Contract assets primarily represent revenue earnings over time for which the Company does not presently have an unconditional right to payment (generally not yet billable) based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by the Company's customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company's revenue recognition criteria described above. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in North America, primarily in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers accounted for more than 10% of net revenue in at least one of the fiscal years presented:

	Year Ended December 31,
	2023	2022	2021
Net Revenue:
Customer A	35%	38%	40%
Customer B	10	13	12
Customer C	8	10	10
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 45%, 51% and 52% of the Company’s net revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 4. Investments
Short-term investments:
The Company purchases U.S. Treasury bills, which are recorded in short-term investments in the accompanying consolidated balance sheets. The Company is classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of December 31, 2023 and 2022, the maturity dates of all U.S. Treasury bills were within 12 months. The Company reviews these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions. During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment losses related to these securities.
The following table summarizes the Company’s short-term investments:

	As of December 31,
	2023	2022
U.S. Treasury Bills:	(In millions)
Maturity	1 year or less	1 year or less

Amortized cost	$129.9	$58.9
Gross unrealized gains	0.2	—
Gross unrealized losses	—	(0.2)
Estimated fair value	$130.1	$58.7
Equity investments:
The Company has investments in equity securities, which are recorded in other assets in the accompanying consolidated balance sheets amounting to $6.2 million and $4.6 million as of December 31, 2023 and 2022, respectively.
The Company records a majority of these investments in equity securities at cost of $6.0 million and $4.4 million, as of December 31, 2023 and 2022, respectively, as they do not have readily determinable fair value.
The remaining balance of investments is measured at fair value as the shares are publicly traded and have a readily determinable fair value, and are considered a Level 1 investment, of $0.2 million for both the years ended December 31, 2023 and 2022.
The Company periodically reviews the investments for possible impairment. There was no impairment or observable price changes on the investments during the years ended December 31, 2023 and 2022.

Note 5. Accounts Receivable
Accounts receivable consists of the following:

	As of December 31,
	2023	2022
	(In millions)
Accounts receivable	$383.4	$358.1
Allowance for doubtful accounts	(2.2)	(0.2)
Total accounts receivable, net of allowances	$381.2	$357.9
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for allowance for doubtful accounts. For the years ended December 31, 2023 and 2022, the Company recorded bad debt expense of $2.0 million and $0.1 million, respectively. For the years ended December 31, 2023 and 2022, there were no material write-offs of accounts receivable.
The following customers account for more than 10% of accounts receivable in at least one of the fiscal years presented:

	As of December 31,
	2023	2022
Accounts receivable:
Customer A	30%	38%
Customer B	9	12
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 39% and 50% of the Company’s total accounts receivable as of December 31, 2023 and 2022, respectively.
Note 6. Inventories
Inventories consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Inventory on hand	$3.0	$12.6
Inventory in transit - outbound	3.3	2.9
Inventory in transit - inbound	0.5	—
Total inventory	$6.8	$15.5
Significant Manufacturers
The Company purchases a significant amount of its product inventory from certain manufacturers. This inventory is purchased under standard product supply agreements that outline the terms of the product delivery. Once all aspects of the product are agreed upon, the manufacturers are then responsible for transporting the product to their warehouses located in the United States. The manufacturers are considered the importers of record and are required to insure the product as it is shipped to the warehouses. The title and risk of loss of the product typically passes to the Company upon shipment from the manufacturer’s warehouse in the United States to the customer. The product supply agreement stipulates that the manufacturer will (i) generally reimburse the Company for at least a portion of the price protection or sales concessions negotiated between the Company and customers on product purchased, and (ii) indemnify the Company against all liability resulting from valid and enforceable patent infringement with regard to product purchased under the agreement except if such infringement arises out of the Company’s modification or misuse of the product.

The Company has the following significant concentrations related to suppliers:

	Year Ended December 31,
	2023	2022
Inventory purchases:
Supplier A - related party	36%	45%
Supplier B	19	22
Supplier C	31	15
The Company is currently reliant upon these manufacturers for products. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $0.8 million and $3.0 million due from the manufacturers as of December 31, 2023 and 2022, respectively. These amounts are in other receivables due from related parties and prepaids and other current assets on the consolidated balance sheets. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the consolidated statements of operations as a reduction to cost of goods sold.
Note 7. Property, Equipment and Software
Property, equipment and software consist of the following:

	As of December 31,
	2023	2022
	(In millions)
Land	$2.6	$—
Building	7.6	10.1
Machinery and equipment	1.1	2.0
Leasehold improvements	9.3	4.2
Furniture and fixtures	5.1	4.7
Computer and software	16.9	17.7
Construction in progress	0.4	4.8
Total property, equipment and software	43.0	43.5
Less accumulated depreciation and amortization	(23.3)	(23.6)
Total property, equipment and software, net	$19.7	$19.9
Depreciation and amortization expense for fixed assets was $7.4 million, $3.6 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, we reclassified $2.6 million of property, equipment and software from the ‘Building’ category into the ‘Land’ category in the above table.
Disposals of fully depreciated assets reduced property, equipment and software and accumulated depreciation and amortization by $7.7 million with no impact to the statements of operations for the year ended December 31, 2023. There were no material disposals for the year ended December 31, 2022.
Note 8. Segment Information
Operating segments are components of an enterprise for which discrete financial reporting information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the CODM. The CODM views the Company’s operations and manages the businesses as two operating segments, which are also the Company’s reportable segments: (i) Device, and (ii) Platform+. The CODM reviews the operating results of these segments on a regular basis and allocates Company resources to these two segments based on the needs of each segment and the availability of resources. The Company assesses its determination of operating segments at least annually.
Segment revenue and gross profit are disclosed on the face of the statements of operations.

Note 9. Goodwill
The Company’s goodwill balance was $44.8 million as of December 31, 2023 and 2022. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.
No goodwill impairment was recorded for the years ended December 31, 2023, 2022 and 2021.
Note 10. Accrued Expenses
The Company’s accrued expenses consisted of the following:

	As of December 31,
	2023	2022
	(In millions)
Accrued price protection	$33.4	$57.6
Accrued other customer related expenses	55.8	49.5
Accrued supplier/partner related expenses	46.1	54.0
Accrued payroll expenses	40.8	36.1
Accrued other expenses	2.5	7.7
Total accrued expenses	$178.6	$204.9
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
A summary of future commitments on royalty obligations as of December 31, 2023 is as follows (in millions):

2024	$21.6
2025	12.7
2026	6.5
2027	6.0
2028	1.5
2029 & thereafter	—
Total	$48.3
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

Note 12. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2029.
The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

		As of December 31,
	Classification	2023	2022
Assets:
Right of use assets	Other assets	$13.8	$14.0
Liabilities:
Lease liabilities-current	Other current liabilities	$3.5	$3.5
Lease liabilities-noncurrent	Other long-term liabilities	$11.0	$11.5
Weighted average remaining lease term		3.8 years	4.1 years
Weighted average discount rate		6.30%	4.90%
The following operating lease costs were included in selling, general and administrative expenses in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating lease costs	$5.9	$5.4	$4.1
The table below reconciles the undiscounted cash flows of the operating leases to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2023.

(In millions)
2024	$4.8
2025	4.3
2026	4.3
2027	2.5
2028	0.7
2029 and thereafter	0.2
Total minimum lease payments	16.8
Less imputed interest	(2.3)
Total lease liabilities	$14.5
The future lease payments above exclude future minimum sublease income due under noncancelable subleases as of December 31, 2023 which are not material.
VIZIO has a 13% ownership interest in a company that owns and manages the building in which VIZIO maintains its corporate headquarters in Irvine, California. The company is principally owned by two related parties, and VIZIO does not have significant influence over the operations and governance of the company. As such, VIZIO accounts for the $0.5 million investment in the members’ equity of the company as an investment in equity securities carried at original cost, which is included in other assets in the consolidated balance sheets as of December 31, 2023 and 2022. Additionally, VIZIO is party to a noncancelable operating lease with the company, which will expire in January 2027. Net rent expense under this operating lease was approximately $1.1 million, $1.0 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In 2011, the Company purchased a building adjacent to the corporate headquarters and in 2015, the Company leased a building near the corporate headquarters. The Company leases and subleases available office space in those buildings to manufacturers and other third parties and recognizes rental income. For the years ended December 31, 2023, 2022 and 2021, rental income from tenants was approximately $0.4 million in each year, which is recorded in other income (expense) in the accompanying consolidated statements of operations.

Note 13. Commitments and Contingencies
(a)Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of December 31, 2023, no liabilities were recorded related to this supply commitment.
(b)Data Support Spend Commitments
On June 6. 2017, the Company entered into an agreement with an outside company, which provides us data support services. On October 21, 2021, an addendum was executed, which detailed a future spend commitment to continue to use the services provided. The committed future spend per this addendum is as follows:

(In millions)
2024	$31.2
2025	34.1
2026	29.8
Total	$95.1
(c)Revolving Credit Facility
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
Fees related to this unused line of credit were not material in any of the periods presented. For the years ended December 31, 2023 and 2022, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
(d)Legal Matters
Advanced Micro Devices, Inc.
Advanced Micro Devices, Inc. (“AMD”) presented the Company with a claim letter dated May 11, 2015 in which AMD claimed the Company is infringing its patents that cover graphics processing and semiconductor technologies. On January 23 and 24, 2017, respectively, AMD filed complaints in the U.S. District Court for the District of Delaware and the International Trade Commission (“ITC”) alleging infringement of AMD’s U.S. patents. On August 22, 2018, the ITC ruled against VIZIO and recommended limited exclusion and cease and desist orders. On August 30, 2018, the parties entered into a settlement agreement including payments of $39.0 million in total, and the cases were subsequently dismissed. Of the $39.0 million settlement outlined in the agreement, $15.0 million was negotiated to apply to the release for units shipped prior to the effective date of the agreement which is indemnified by VIZIO’s suppliers. This is reflected in the first three payments due to AMD under the license, which were paid by the end of 2018. Payments beginning with the fourth payment are scheduled on an annual basis in May of each subsequent calendar year for payment of ongoing license from September 2018 and included in accrued royalties in note 11 to these consolidated financial statements. In connection with the IPO, approximately $14.0 million in payments were accelerated and paid during second quarter of 2021.
AmTRAN Technology Co., Ltd.
In November 2020, the Company entered into a settlement agreement with AmTRAN Technology Co., Ltd., or AmTRAN and one of its subsidiaries. AmTRAN was a beneficial holder of more than 5% of the Company’s Series A convertible preferred stock. Pursuant to the settlement agreement, the Company agreed, among other things, to pay AmTRAN approximately $8.2 million. In return, on November 23, 2020 AmTRAN terminated its security agreement. AmTRAN further agreed to pay outstanding fees owed by it for IP licenses related to the manufacturing of the Company’s devices. The parties further agreed that VIZIO would continue to maintain a reserve for payment of future claims attributable to devices manufactured by

AmTRAN. As of December 31, 2023, VIZIO continued to maintain this reserve, subject to further reconciliation and distribution.
Maxell, Ltd. & Maxell Holdings, Ltd.
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
Additionally, on September 15, 2022, Maxell filed a complaint with the ITC against the Company alleging the Company’s TVs infringe several of its patents related to various television-related technologies and on October 18, 2022, the ITC instituted an investigation based on Maxell’s complaint. See In the Matter of Certain Smart Televisions, Inv. No. 337-TA-1338 (collectively with the Maxell CD Cal Complaint, the “Maxell Matters”).
On August 24, 2023, the Company and Maxell executed a definitive settlement agreement regarding the Maxell Matters. This settlement did not have a material impact to the consolidated statements of operations.
DivX, LLC
On October 24, 2022, DivX, LLC filed a complaint with the ITC against Amazon.com, Inc. and the Company alleging certain Amazon.com, Inc.’s products and the Company's TVs infringe several of its patents related to certain streaming media-related technologies. See In the Matter of Certain Video Processing Devices and Components Thereof, Inv. No. 337-TA-1343 (ITC). On October 24, 2022, DivX, LLC also filed a companion complaint in United States District Court for the Central District of California against the Company alleging the Company's TVs infringe the same patents. See DivX, LLC v. VIZIO, Inc., Case No. 8:22-cv-01955 (C.D. Cal.). The parties executed a definitive settlement agreement, effective August 11, 2023, regarding these legal proceedings. This settlement did not have a material impact to the consolidated statements of operations.
Note 14. Stockholders’ Equity
Convertible Preferred Stock
Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, which became effective on March 29, 2021 in connection with the closing of the IPO (the “Restated Certificate”) the Board of Directors is authorized to issue up to an aggregate of 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share, in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each of these series including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of a series without further vote or action by the stockholders.
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
The Series A convertible preferred stock was issued with the following terms:
Voting Rights: The holders of convertible preferred stock had no voting rights but were entitled to participate as one class of stock in the election of one member of the Board of Directors.
Dividend Rate: The holders of Series A convertible preferred stock were entitled to receive cumulative dividends in preference to any dividends on the Company’s outstanding common stock at the per annum rate of 6% of the stated value when and as declared by the Board of Directors.
Accumulated Preferred Dividends: There were no accumulated preferred dividends as of December 31, 2023 and 2022, respectively.
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
Common Stock
As of December 31, 2023, pursuant to the terms of the Restated Certificate, the Company is authorized to issue 1,350,000,000 shares of common stock with $0.0001 par value, of which 201,477,931 shares are issued and 197,648,110 outstanding. The Company has three classes of authorized common stock, Class A common stock, Class B common stock and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
On July 1, 2023, 634,185 shares of Class B common stock were converted into 634,185 fully paid and nonassessable shares of Class A common stock. Subsequently, on September 26, 2023 the Board of Directors approved the retirement of such shares of Class B common stock, at which time they resumed the status of authorized and unissued.
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
Conversion of Class B Common Stock: Each share of Class B common stock will be convertible into one fully paid and nonassessable share of Class A common stock at the option of the holder at any time and upon any sale or other disposition of each such share of Class B common stock whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in the amended and restated certificate of incorporation. Additionally, each outstanding share of Class B common stock will convert on the date fixed by the Board of Directors that is no less than 61 days and no more than 180 days following (i) the first time that Mr. Wang and his affiliates hold less than the 25% Ownership Threshold; (ii) following the date on which Mr. Wang is terminated for cause (as defined in the Company’s amended and restated certificate of incorporation); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as the Company’s Chief Executive Officer and (B) Mr. Wang is no longer a member of the Board of Directors, either as a result of Mr. Wang’s voluntary resignation or as a result of a request or agreement by Mr. Wang not to be re-nominated as a member of the Board of Directors at a meeting of its stockholders. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of its Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by the Board of Directors (or if there is no such person, then the secretary then in office).

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
Note 15. Share-Based Compensation
In August 2017, the Board of Directors adopted the 2017 Incentive Award Plan (as amended, the “2017 Plan”), which provides for the granting of qualified and nonqualified stock options, restricted stock awards, restricted stock units, dividend equivalents, stock appreciation rights and other share-based awards. The 2017 Plan was amended and restated prior to the Company’s IPO. The 2017 Plan reserves for issuance to eligible employees, directors and consultants a total of (i) 24,446,502 shares of common stock in addition to (ii) the number of shares that, as of the date the 2017 Plan was originally adopted, were available for issuance under the 2007 Plan (as described below), plus (iii) the number of shares subject to awards outstanding under the 2007 Plan as of the date the 2017 Plan was originally adopted, that on or after that date, are forfeited or otherwise terminate or expire for any reason without the issuance of shares to the holders of the awards; provided, that the maximum number of shares of Class A common stock that may be added to the number of shares reserved under the 2017 Plan under clauses (ii) and (iii) is 40,520,655 shares. The primary purpose of the 2017 Plan is to enhance the Company’s ability to attract, motivate, and retain the services of qualified employees, officers, and directors. Any stock options or stock appreciation rights granted under the 2017 Plan will have a term of not more than 10 years and the vesting of the awards are set at the discretion of the Board of Directors but is not expected to exceed four years for any grant.
The Company’s 2007 Incentive Award Plan (the “2007 Plan”), which the Board of Directors had adopted in 2007, was terminated in connection with the adoption of the 2017 Plan. Any outstanding awards that had been granted under the 2007 Plan prior to its termination remain outstanding, subject to the terms of the 2007 Plan and awards agreements, until such awards vest and are exercised (as applicable) or until they terminate or expire by their terms. As of December 31, 2023, options to purchase a total of 691,757 shares of Class A common stock remained outstanding and subject to the terms of the 2007 Plan. The awards under the 2007 Plan have a term of not more than 10 years and the vesting of the awards was set at the discretion of the Board of Directors upon grant but is not expected to exceed four years for any grant. All awards are subject to forfeiture within 90 days if employment or other services terminate prior to the vesting of the awards. Grants are no longer permitted from the 2007 Plan.
Fair Value Measurement
Prior to the IPO, the fair value of the shares of common stock underlying the stock options and RSUs had historically been determined by the Board of Directors as there was no public market for the underlying common stock. The Board of Directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and redeemable convertible preferred stock to outside investors in arms-length transactions (including the IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company's Class A common stock is determined based on the New York Stock Exchange ("NYSE") closing price on the date of grant.
The grant date fair value of stock options are estimated using the Black-Scholes-Merton option pricing model. The grant date fair value of the Company's RSA’s and RSUs is determined based on the fair value of the Company's common stock on the date of grant. The grant date fair value of PSUs is determined using the Monte-Carlo simulation model.

Stock Option Awards
The Company has two equity incentive plans as noted above, the 2017 Plan and the 2007 Plan, collectively, the “Plans”. A summary of the status of the Company’s stock option plans for the years ended December 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding as of December 31, 2021	14.4	$6.80	6.8	$181.4
Granted	5.0	8.99
Exercised	(3.2)	3.39		$26.7
Forfeited	(1.3)	10.99
Cancelled	(0.5)	8.60
Outstanding as of December 31, 2022	14.4	3.88	7.0	$54.1
Granted	1.3	6.73
Exercised	(0.6)	3.89		$2.5
Forfeited	(0.7)	10.34
Cancelled	(0.2)	$15.18
Outstanding as of December 31, 2023	14.2	$7.72	6.5	$25.2
Stock options vested and exercisable as of December 31, 2023	8.8	$6.36	5.3	$23.5
The following provides information on the weighted-average assumptions used for stock options granted during the years ended December 31, 2023, 2022, and 2021 as follows (shares in millions):

	Year Ended December 31,
	2023	2022	2021
Number of options granted	1.3	5.0	2.9
Volatility factor	45.9%	45.8%	43.0%
Expected term	6.25 years	6.25 years	6.25 years
Dividend yield	0.0%	0.8%	1.1%
Risk-free interest rate	3.8%	2.8%	1.1%
Fair market value per share of common stock at the time of grant	$6.73	$8.99	$21.19
Fair market value per option determined using a Black-Scholes-Merton Option pricing model for purposes of determining compensation expense	$3.37	$4.00	$9.22
The assumptions above include those used in determining the fair value of the February 2021 stock option awards for which the Company recognized additional share based compensation expense prior to the IPO which is further discussed below. The Company will recognize as expense the value of the options over the required service period from grant date, which is generally four years.
As of December 31, 2023, the Company had $17.6 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average vesting period of approximately 2.0 years.
Restricted Stock Awards
On October 8, 2019, the Board of Directors granted a total of 234,000 restricted stock awards to members of senior management with a stock price of $5.39 per share. Under the terms of the grant, the vesting of the restricted stock awards was in four equal installments on the later of (x) grant date anniversary over four years or (y) the date of the IPO. For the years ended December 31, 2023, 2022 and 2021, the Company expensed $0.2 million, $0.3 million and $0.7 million related to these awards, respectively. The restricted stock awards fully vested during the year ended December 31, 2023.

Restricted Stock Units
RSU activity for the years ended December 31, 2023 and 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding as of December 31, 2021	4.1	$20.45
Granted	5.7	$9.56
Released	(2.0)	$19.41
Forfeited	(1.3)	$15.55
Cancelled	(0.2)	$8.60
Outstanding as of December 31, 2022	6.3	$12.16
Granted	9.1	6.96
Released	(1.9)	13.10
Forfeited	(1.3)	11.33
Outstanding as of December 31, 2023	12.2	$8.89
The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2023 and 2022 was $6.96 and $9.56, respectively. The intrinsic value of restricted stock units that vested during the year ended December 31, 2023 was $12.9 million. At December 31, 2023, the intrinsic value of unvested restricted stock units was $93.8 million. The Company will recognize as expense the value of the restricted stock units over the required service period from grant date, which is generally four years. Total unrecognized compensation cost related to restricted stock units as of December 31, 2023 was $91.3 million which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
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
A summary of the Company’s activity related to PSUs as of December 31, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2022	—	$—
Granted	1.7	6.72
Outstanding at December 31, 2023	1.7	$6.72
The weighted-average input assumptions used by the Company were as follows (shares in millions):

Year Ended December 31,
2023
Number of PSUs granted	1.7
Volatility	61.3%
Expected term (years)	4 years
Dividend yield	0.0%
Risk-free interest rate	5.0%
Fair value of common stock	$6.49
Grant date fair value per PSU determined using a Monte-Carlo simulation model for purposes of determining compensation expense	$6.72
As of December 31, 2023, the Company had $7.9 million of unrecognized share-based compensation expense related to PSUs, which the Company expects to recognize over a weighted average vesting period of approximately 3.5 years.

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
Under the 2021 ESPP, employees are eligible to purchase the Company’s common stock through payroll deductions of up to 10% of their eligible compensation, subject to any plan limitations. Unless otherwise determined by the Board of Directors, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date, subject to a limit of the lesser of (i) 1,000 shares of our common stock, or (ii) $12,500 divided by the fair market value of our common stock as of the first day of the offering period. For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $0.8 million, $0.9 million and $0.6 million, respectively, in stock based compensation expense related to the ESPP. During the years ended December 31, 2023 and 2022, 369,017 and 305,190 shares of the Company’s common stock have been issued under this plan, respectively.
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
Stock compensation expense for the years ended December 31, 2023, 2022 and 2021 of $43.5 million, $42.5 million, and $134.4 million, respectively, was recognized in the consolidated statements of operations. Of this amount, approximately $3.1 million, $1.3 million and $1.1 million is included in Cost of goods sold for the years ended December 31, 2023, 2022 and 2021, respectively, and $6.0 million, $2.3 million and $1.8 million is included in Research and development expense, respectively, with the remaining amount included in Selling, general and administrative expense in the consolidated statements of operations.
Note 16. Income Taxes
The components of Provision for income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$6.8	$20.9	$14.7
State	1.5	6.2	1.5
Foreign	—	0.7	0.6
Total current income tax expense	8.3	27.8	16.8
Deferred:
Federal	0.9	(17.6)	(2.2)
State	0.7	(3.2)	(1.5)
Total deferred income tax (benefit) expense	1.6	(20.8)	(3.7)
Total	$9.9	$7.0	$13.1

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	As of December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Accrued intellectual property	$8.0	$5.4
Stock compensation	5.5	3.1
Accrued rebates	5.5	8.6
Accrued legal fees	0.4	1.6
Accrued recycling fees	3.1	2.9
Accrued other	1.2	1.7
Leases	2.7	2.5
NOL carryforwards	5.2	2.2
Section 174 R&D capitalization	29.6	24.9
Other	0.7	3.0
	61.9	55.9
Less valuation allowance	(5.5)	(1.1)
Deferred tax assets	$56.4	$54.8
Deferred tax liabilities:
Federal impact of state taxes	$(3.0)	$(1.4)
Depreciation and amortization	(3.8)	(2.2)
Deferred tax liabilities	(6.8)	(3.6)
Net deferred tax assets	$49.6	$51.2
As of December 31, 2023, the Company has gross federal and state net operating loss carryforwards of $2.6 million and $90.8 million, respectively, which, if unused, will partially expire in years 2033 through 2043. Federal net operating losses are subject to annual limitations as a result of past acquisitions, which constitutes a change of ownership as defined under Internal Revenue Code Section 382. It is unknown if the benefits of the Federal net operating losses will be realized in the future in light of the subsequent event (see Note 20). A valuation allowance was taken on the net operating losses of separate filing states.
As of December 31, 2023, the Company has California net operating loss of $0.9 million and Federal and California tax credit carryforwards of $0.1 million generated from the pre-acquisition years and has provided a valuation allowance of $1.0 million of those California carryforwards since its entity’s relative apportionment percentage is effectively zero due to intercompany sales elimination for the combined group filing. The state tax credit has no expiration date.
As of December 31, 2023, the Company has a valuation allowance of $5.2 million on the deferred tax assets related to state and foreign net operating losses and research and development credit carryforwards. The change to the valuation allowance was primarily due to deferred tax assets and net operating losses of its subsidiary of being at loss.
The income tax provision differs from the amount obtained by applying the statutory tax rate as follows:

	As of December 31,
	2023	2022	2021
	(In millions)
Income tax provision at statutory rate	$8.0	$1.4	$(5.5)
State income taxes (net of federal benefit)	2.6	2.2	2.5
Permanent tax differences	5.9	3.6	17.8
Tax differential on foreign earnings	—	0.1	0.1
Change in valuation allowance	5.6	—	—
Tax credits	(9.3)	(1.2)	(6.9)
Tax contingencies	2.2	0.3	4.6
Prior year adjustments	(5.1)	0.6	0.3
Other	—	—	0.2
Total provision for income taxes	$9.9	$7.0	$13.1

As of December 31, 2023, the Company has $8.4 million in liabilities for unrecognized tax benefits inclusive of penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of penalties, is as follow:

	As of December 31,
	2023	2022
	(In millions)
Unrecognized tax benefit at January 1	$6.7	$7.0
Gross increases/(decreases) – tax position in prior period	(0.2)	—
Gross increases/(decreases) – tax position in current period	3.2	0.4
Settlement	(1.2)	(0.7)
Lapse of statute of limitations	(0.7)	—
Unrecognized tax benefit at December 31	$7.8	$6.7
As of December 31, 2023 and 2022, unrecognized tax benefits of $7.6 million and $6.3 million, respectively, would affect the effective tax rate if recognized.
The total amount of interest and penalties related to unrecognized tax benefits in the consolidated statements of operations is $(0.1) million, $(0.2) million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total amount of interest and penalties related to unrecognized tax benefits in the consolidated balance sheets is $0.2 million and $1.1 million as of December 31, 2023 and 2022, respectively.
The Company recorded a provision for income taxes of $9.9 million resulting in an effective tax rate of 26%. Our effective tax rate became closer to the statutory rate of 21% due to increased pretax book income and research and development tax credit despite of the permanent book versus tax differences, including the share-based compensation expense and the compensation deduction limitation on certain executive officers as a publicly held corporation.
The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. For federal tax purposes, there is a 3-year statute of limitations and the Company is no longer subject to U.S. federal tax examinations for years prior to 2019 since the IRS federal income tax audit for 2015, 2016 and 2017 was completed in 2022. The Company also completed the Pennsylvania 2019 and 2020 state income tax audit in 2023, but recently received an audit letter for Pennsylvania 2021 and 2022 tax years. Although timing of the resolution and/or closure of the audit is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months. The Company also files income tax returns in various foreign jurisdictions. The following tax years remain subject to examinations:

Major jurisdiction	Open years
China	2020-2022
Mexico	2018-2022
Note 17. Net Income (Loss) Per Share
The basic and diluted earnings (loss) per common share is presented in conformity with the two-class method required for participating securities and multiple classes of shares.
The Company considered the preferred shares and unvested options and restricted stock units granted under the 2017 Plan to be participating securities. For each period presented, cumulative preferred dividends earned on preferred stock (where applicable) are subtracted from net income (loss) in calculating the net income (loss) attributable to common stockholders. For any period in which the Company records net income, undistributed earnings allocated to the participating securities are subtracted from net income in determining net income attributable to common stockholders. The undistributed earnings have been allocated based on the participation rights of preferred shares, common shares, and unvested stock options and restricted stock units under the 2017 Incentive Plan as if the earnings for the year have been distributed. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common shares as the participating securities do not contractually participate in the Company’s losses. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Participating securities are excluded from basic weighted-average common shares outstanding.
Diluted earnings (loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of potential common shares, if dilutive. For the year ended December 31, 2023, the potential dilutive shares relating to outstanding stock options and restricted stock units were included in the computation of diluted earnings. For the years ended December 31, 2022 and 2021, the potential dilutive shares were not included in the computation of diluted earnings (loss) per common share as the effect of including these shares in the calculation would have been anti-dilutive.

Basic and diluted earnings (loss) per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator	(In millions, except per share amounts)
Net income (loss) attributable to common shareholders	$17.2	$11.0	$(0.2)	$(0.2)	$(24.3)	$(15.1)
Denominator
Weighted-average common shares	119.8	76.5	116.3	76.8	108.1	67.4
Weighted-average effect of dilutive securities:
Employee stock options and RSUs	4.1	—	—	—	—	—
Weighted average common shares outstanding-diluted	123.9	76.5	116.3	76.8	108.1	67.4
Basic net income (loss) per share attributable to common stockholders	$0.14	$0.14	$(0.00)	$(0.00)	$(0.22)	$(0.22)
Diluted net income (loss) per share attributable to common stockholders	$0.14	$0.14	$(0.00)	$(0.00)	$(0.22)	$(0.22)
Anti-dilutive equity awards under stock-based award plans excluded from the determination of diluted EPS	13.6	—	20.8	—	17.1	—
As of December 31, 2023, the PSUs granted in 2023 had an expected achievement level of 37%. No similar awards were outstanding as of December 31, 2022. Refer to Note 15 for additional information related to the PSUs.
Note 18. Defined Contribution Retirement Plan
VIZIO maintains a 401(k) defined contribution plan allowing eligible U.S.-based employees to contribute up to an annual maximum amount as set periodically by the Internal Revenue Service. The Company provides for solely discretionary matching contributions on the employee deferred amounts. In the year ended December 31, 2023, the Company approved discretionary matching contributions of $4.5 million which will be funded in 2024. For the years ended December 31, 2022 and 2021, the Company approved discretionary matching contributions of $2.6 million and $1.8 million respectively, which were funded in March 2023 and 2022, respectively.
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
Note 20. Subsequent Events
In connection with the preparation of these consolidated financial statements, the Company evaluated any subsequent events after the balance sheet date of December 31, 2023 and through February 28, 2024, the date that the financial statements were available to be issued.
Pending Merger with Walmart
On February 19, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Walmart Inc., a Delaware corporation (“Walmart”), and Vista Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Walmart (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Walmart. At the effective time of the Merger, each share of the Company’s Class A common stock and Class B common stock issued and outstanding (subject to certain customary exceptions specified in the Merger Agreement) will automatically be converted into the right to receive $11.50 in cash, without interest and subject to applicable withholding taxes. On February 19, 2024, following the execution of the Merger Agreement, the Company’s stockholders holding approximately 89% of the voting power of the Company’s outstanding common stock adopted the Merger Agreement and approved the transactions contemplated thereby, including the Merger, by written consent. No other approval of the Company’s stockholders is required to complete the transaction.
The Merger Agreement generally requires the Company to operate its business in the ordinary course and in compliance with applicable laws, and subjects the Company to customary interim operating covenants that restrict the Company from taking certain specified actions without Walmart’s approval, in each case, until the Merger is completed or the Merger Agreement is terminated in accordance with its terms and subject to certain exceptions including as required by applicable law.
The Merger Agreement may be terminated by mutual written consent of the Company and Walmart. In addition, either the Company or Walmart may terminate the Merger Agreement in certain circumstances, including if: (i) the Merger is not completed by February 19, 2025 (which may be extended to August 19, 2025 under certain circumstances) (the “End Date”); (ii) a governmental authority of competent jurisdiction has issued a final and non-appealable order preventing the consummation of the Merger; or (iii) the other party breaches its representations, warranties or covenants in the Merger Agreement, such that the applicable conditions to closing set forth in the Merger Agreement would not be satisfied, subject in certain cases, to the right of the breaching party to cure the breach. The Company may terminate the Merger Agreement in certain additional circumstances, including: (i) to allow the Company to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Offer (as defined in the Merger Agreement) prior to 5:00 p.m. Central time on April 4, 2024 (the “Subsequent Time”); or (ii) if after February 19, 2025, the Merger has not been completed because certain governmental authorities have commenced or overtly asserted an intent to commence certain specified investigations. Upon termination of the Merger Agreement in certain circumstances, the Company is obligated to pay Walmart a termination fee of $78.0 million. Specifically, this termination fee is payable by the Company to Walmart if the Merger Agreement is terminated: (i) by the Company, prior to the Subsequent Time, in order to enter into an alternative acquisition agreement to accept a Superior Offer; and (ii) by the Company or Walmart if (a) the Merger Agreement is terminated for the failure to consummate the Merger by the End Date, (b) at the time of the termination of the Merger Agreement, a Specified Circumstance (as defined in the Merger Agreement) does not exist, (c) prior to the termination of the Merger Agreement an alternative acquisition proposal has been made or publicly announced and (d) within 12 months following the termination of the Merger Agreement, the Company enters into and subsequently consummates an Acquisition Transaction (as defined in the Merger Agreement).
The Company is subject to customary “no-shop” restrictions prohibiting the Company and the Company’s representatives from, among other things, soliciting alternative acquisition proposals, providing confidential information to third parties in connection with an alternative acquisition proposal, and engaging in discussions or negotiations with, third parties with respect to alternative acquisition proposals. However, prior to the Subsequent Time, the Company is permitted, under certain circumstances, to provide information to, and enter into discussions and negotiations with third parties with respect to an unsolicited alternative acquisition proposal that the Board of Directors has determined is, or would reasonably be expected to result in, a Superior Offer. Subject to the satisfaction of certain conditions and under certain circumstances specified in the Merger Agreement, prior to the Subsequent Time and following compliance with Walmart’s “match” rights specified in the Merger Agreement the Company is permitted to terminate the Merger Agreement to enter into an alternative acquisition transaction that the Board of Directors has determined is a Superior Offer. The consummation of the Merger cannot occur prior to the Subsequent Time.
Completion of the Merger is subject to certain closing conditions set forth in the Merger Agreement (which conditions may also be waived by the party to which they apply), including: (1) the adoption of the Merger Agreement by the Company’s stockholders (which has occurred); (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), and the absence of any voluntary agreement to delay the Merger in order to obtain HSR Clearance; (3) the absence of an order or law preventing the consummation of the Merger; (4) the accuracy of representations and warranties of the parties, subject to applicable materiality qualifiers; (5) the performance of each party’s covenants in all material respects; (6) the absence of specified governmental litigation relating to the Merger that is pending or overtly asserted; and (7) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to VIZIO and its subsidiaries since the date of the Merger Agreement that is continuing. The Merger is expected to be completed in the second calendar quarter of 2024; however, the exact timing of the completion of the Merger, if it occurs at all, cannot be predicted because the Merger is subject to the satisfaction of the closing conditions, including obtaining HSR Clearance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that (i) the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting. Its report is included under Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
During our prior fiscal year ended December 31, 2022, a material weakness in internal control over financial reporting was identified related to ineffectively designed controls that address the completeness, accuracy and reliability of information used in the Company’s accrual of price protection incentives. In order to remediate the material weakness, our management implemented a remediation plan, which included steps to design and implement new and revise existing controls to address the completeness, accuracy and reliability of the price protection program and quantity information used as the basis for price protection accruals. Specifically, management addressed the issue with the following remediation activities during the year ended December 31, 2023:
(i) Designed and implemented controls over the authorization and completeness of data (i.e., dates, pricing, SKUs, retailer) through automated workflow and data input into its system.
(ii) Established validation controls over the completeness and accuracy of the data (i.e., sell-through, channel inventory) reported from retailers.
The material weakness could not be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Our management concluded that we remediated the material weakness as of December 31, 2023. Other than these remediation efforts, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers, and Corporate
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA Auditor Firm ID: 185
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
The following financial statements are included in Part II, Item 8 of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets
•Consolidated Statements of Operations
•Consolidated Statements of Comprehensive Income (Loss)
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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date

2.1#	Agreement and Plan of Merger, by and among Walmart Inc., Vista Acquisition Corp. and the registrant, dated as of February 19, 2024	8-K	001-40271	2.1	2/20/2024
3.1	Amended and Restated Certificate of Incorporation of the registrant	S-1/A	333-253682	3.2	3/16/2021
3.2*	Amended and Restated Bylaws
4.1	Form of Class A common stock certificate of the registrant	S-1/A	333-253682	4.1	3/16/2021
4.2	Description of Capital Stock	10-K	001-40271	4.2	3/10/2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and officers	S-1	333-253682	10.1	3/01/2021
10.2+	2007 Incentive Award Plan, as amended, and forms of agreements thereunder	S-1/A	333-253682	10.2	3/16/2021
10.3+	2017 Incentive Award Plan and forms of agreements thereunder	10-Q	001-40271	10.1	5/12/2021
10.4+	Form of Restricted Stock Unit Award Grant Notice for performance-based grants pursuant to the 2017 Incentive Award Plan	10-Q	001-40271	10.1	8/08/2023
10.5+	2021 Employee Stock Purchase Plan, and forms of agreements thereunder	S-1/A	333-253682	10.4	3/16/2021
10.6+	2021 Executive Incentive Compensation Plan	S-1/A	333-253682	10.5	3/16/2021
10.7+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers	10-Q	001-40271	10.1	11/09/2023
10.8+	Confirmatory Employment Letter between the registrant and William Wang, dated as of March 15, 2021	10-Q	001-40271	10.7	5/12/2021
10.9+	Confirmatory Employment Letter between the registrant and Adam Townsend, dated as of March 15, 2021	10-Q	001-40271	10.8	5/12/2021
10.10+	Confirmatory Employment Letter between the registrant and Ben Wong, dated as of March 15, 2021	10-Q	001-40271	10.9	5/12/2021
10.11+	Confirmatory Employment Letter between the registrant and Michael O’Donnell, dated as of February 14, 2022	8-K	001-40271	10.1	2/14/2022
10.12+	Amended and Restated Outside Director Compensation Policy	8-K	001-40271	99.1	2/27/2023
10.13	Loan and Security Agreement, dated April 13, 2016, by and between VIZIO, Inc. and Bank of America, N.A.	S-1	333-253682	10.7	3/01/2021
10.14	Second Amendment to Loan and Security Agreement, dated April 13, 2021, between VIZIO, Inc. and Bank of America, N.A.	10-Q	001-40271	10.12	5/12/2021
10.15	Third Amendment to Loan and Security Agreement, dated as of April 25, 2023 between VIZIO, Inc. and Bank of America, N.A.	10-Q	001-40271	10.2	8/08/2023
10.16	California Commercial Lease Agreement, dated January 29, 2007 by and between VIZIO, Inc. and Spyglass Tesla, LLC, as amended January 26, 2011, and August 11, 2017	S-1	333-253682	10.8	3/01/2021
10.17	Securities Purchase Agreement among VIZIO, Inc. and AFE, Inc. dated as of June 20, 2018	S-1/A	333-253682	10.11	3/16/2021
10.18	Securities Purchase Agreement among VIZIO, Inc. and Innolux Corporation dated as of June 20, 2018	S-1/A	333-253682	10.12	3/16/2021
10.19	Fifth Amendment of California Commercial Lease Agreement, dated January 13, 2022, by and between VIZIO, Inc. and Spyglass Tesla, LLC	10-K	001-40271	10.18	3/10/2022
10.20#	Form of Support Agreement	8-K	001-40271	10.1	2/20/2024
10.21#	Form of Support Agreement	8-K	001-40271	10.2	2/20/2024
21.1	Subsidiaries of VIZIO Holding Corp.	10-K	001-40271	21.1	3/01/2023
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature pages hereto)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	VIZIO Holding Corp. Compensation Recovery Policy
101*
The following financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

#    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or Item 601(b)(2) (as applicable). VIZIO will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. VIZIO may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished. In addition, certain confidential portions of this exhibit were omitted by means of marking portions with brackets and asterisks because the identified confidential portions constituted personally identifiable information that is not material.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this twenty-eighth day of February 2024.

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

SIGNATURE	TITLE	DATE

/s/ William Wang	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2024
William Wang

/s/ Ben Wong	President and Chief Operating Officer	February 28, 2024
Ben Wong

/s/ Adam Townsend	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Adam Townsend

/s/ John R. Burbank	Director	February 28, 2024
John R. Burbank

/s/ Vicky L. Free	Director	February 28, 2024
Vicky L. Free (Sistrunk)

/s/ Julia S. Gouw	Director	February 28, 2024
Julia S. Gouw

/s/ David E. Russell	Director	February 28, 2024
David E. Russell

/s/ R. Michael Mohan	Director	February 28, 2024
R. Michael Mohan