Form 10-Q
period 2024-03-31
Vizio Holding Corp.
filed 2024-05-08
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 3, 2024, there were 122,126,431 shares of the registrant’s Class A common stock outstanding, 76,180,453 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
•our ability to implement, maintain and improve effective internal controls; and
•our ability to maintain the security and functionality of our IT Systems or to defend against or otherwise prevent a cybersecurity attack or breach and to prevent system failures.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$202.8	$221.6
Short-term investments	131.1	129.9
Accounts receivable, net	267.9	381.2
Inventories	25.6	6.8
Income tax receivable	11.9	9.0
Prepaid and other current assets	56.9	45.9
Total current assets	696.2	794.4
Property, equipment and software, net	19.1	19.7
Goodwill	44.8	44.8
Deferred income taxes	49.6	49.6
Other assets	51.7	52.2
Total assets	$861.4	$960.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$75.8	$109.1
Accounts payable	123.4	157.8
Accrued expenses	144.8	178.6
Accrued royalties	40.1	40.7
Other current liabilities	7.9	5.8
Total current liabilities	392.0	492.0
Other long-term liabilities	18.7	19.4
Total liabilities	410.7	511.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of March 31, 2024 and December 31, 2023 •Class A, 122.1 and 125.3 shares issued and 122.1 and 121.5 shares outstanding as of March 31, 2024 and December 31, 2023, respectively •Class B, 76.2 shares issued and outstanding as of March 31, 2024 and December 31, 2023 •Class C, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	427.9	414.3
Accumulated other comprehensive loss	(0.4)	(0.3)
Retained earnings	23.2	35.3
Total stockholders’ equity	450.7	449.3
Total liabilities and stockholders’ equity	$861.4	$960.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenue:
Device	$194.3	$231.2
Platform+	159.6	125.5
Total net revenue	353.9	356.7
Cost of goods sold:
Device	201.5	229.6
Platform+	71.3	51.7
Total cost of goods sold	272.8	281.3
Gross profit:
Device	(7.2)	1.6
Platform+	88.3	73.8
Total gross profit	81.1	75.4
Operating expenses:
Selling, general and administrative	76.1	58.2
Marketing	8.5	7.6
Research and development	15.1	11.9
Depreciation and amortization	1.2	1.0
Total operating expenses	100.9	78.7
Loss from operations	(19.8)	(3.3)
Interest income, net	3.9	2.4
Other income, net	0.7	—
Total non-operating income, net	4.6	2.4
Loss before income taxes	(15.2)	(0.9)
Benefit from income taxes	(3.1)	(0.2)
Net loss	$(12.1)	$(0.7)

Net loss per share attributable to Class A and Class B stockholders:
Basic	$(0.06)	$(0.00)
Diluted	$(0.06)	$(0.00)
Weighted-average Class A and Class B common shares outstanding:
Basic	197.9	195.3
Diluted	197.9	195.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(12.1)	$(0.7)
Other comprehensive loss:
Foreign currency translation adjustments	(0.1)	—
Comprehensive loss	$(12.2)	$(0.7)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Three Months Ended March 31, 2024
	Preferred Stock(1)		Common Stock(1)(2)(3)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2023	—	$—	121.5	76.2	$414.3	$(0.3)	$35.3	$449.3
Share-based compensation expense	—	—	—	—	13.1	—	—	13.1
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.7	—	0.5	—	—	0.5
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2024	—	$—	122.1	76.2	$427.9	$(0.4)	$23.2	$450.7

	Three Months Ended March 31, 2023
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings(3)	Total(3)
	Shares	Amount	Class A	Class B
Balance at December 31, 2022	—	$—	118.1	76.8	$366.9	$(0.3)	$7.1	$373.7
Share-based compensation expense	—	—	—	—	8.0	—	—	8.0
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.6	—	1.7	—	—	1.7
Net loss	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2023	—	$—	118.7	76.8	$376.6	$(0.3)	$6.5	$382.8
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of March 31, 2024 and December 31, 2023.
(2) As of both March 31, 2024 and December 31, 2023, the par value on common stock outstanding was $20 thousand.
(3) Totals may not foot due to rounding.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12.1)	$(0.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2.9	1.8
Realized gain on investments	(0.4)	—
Amortization of premium and discount on investments	(1.8)	(0.5)
Change in fair value of investment securities	—	(0.1)
Share-based compensation expense	13.3	8.2
Change in allowance for doubtful accounts	(0.2)	0.7
Changes in operating assets and liabilities:
Accounts receivable	113.5	59.5
Other receivables due from related parties	—	2.0
Inventories	(18.9)	1.7
Income taxes receivable	(2.9)	(0.6)
Prepaid and other current assets	(10.9)	(4.6)
Other assets	(0.7)	(2.9)
Accounts payable due to related parties	(33.3)	(43.9)
Accounts payable	(34.4)	(20.1)
Accrued expenses	(34.1)	(17.0)
Accrued royalties	(0.6)	(1.6)
Other current liabilities	2.2	(0.2)
Other long-term liabilities	(0.7)	(1.0)
Net cash used in operating activities	(19.1)	(19.3)
Cash flows from investing activities:
Purchase of property and equipment	(1.2)	(0.2)
Purchase of investments	(25.0)	(75.7)
Sale of investments	0.6	—
Maturity of investments	25.5	15.0
Net cash used in investing activities	(0.1)	(60.9)
Cash flows from financing activities:
Proceeds from the exercise of stock options	0.5	1.7
Net cash provided by financing activities	0.5	1.7
Effects of exchange rate changes on cash and cash equivalents	(0.1)	—
Net decrease in cash and cash equivalents	(18.8)	(78.5)
Cash and cash equivalents at beginning of period	221.6	288.7
Cash and cash equivalents at end of period	$202.8	$210.2
Supplemental disclosure of cash flow information:
Cash (received from) paid for income taxes	$(0.4)	$0.4
Cash paid for interest	$0.1	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$1.2	$1.2
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$0.5
Additions to property and equipment financed by accounts payable	$0.1	$0.6
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
The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of the same date. The Company has condensed or omitted certain information and notes normally included in complete financial statements prepared in accordance with GAAP. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but they are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Note 3. Net Revenue
The Company disaggregates net revenue by (i) Device net revenue, and (ii) Platform+ net revenue, as it believes it best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company derives Device net revenue primarily from the sale of televisions and sound bars. Revenue is recognized when control of the promised goods or services is transferred to the Company’s retailers and distributors, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company sells its products to certain customers under terms that allow them to receive price protection on future price reductions and may provide for limited rights of return and discounts.
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
As of March 31, 2024 and December 31, 2023, the Company recorded $23.7 million and $24.2 million of contract assets, respectively. As of March 31, 2024, $19.8 million and $3.9 million of contract assets were recorded in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2023, $20.3 million and $3.9 million of contract assets were recorded in other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company recorded $4.3 million and $2.1 million of contract liabilities, which are recorded in other current liabilities in the accompanying condensed consolidated balance sheets. Contract assets primarily represent revenue earnings over time for which the Company does not presently have an unconditional right to payment (generally not yet billable) based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by the Company's customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company's revenue recognition criteria described above. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor were any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended March 31,
	2024	2023
Net revenue:
Customer A	27%	33%
Customer B	9	11
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 36% and 44% of the Company’s net revenue for the three months ended March 31, 2024 and 2023, respectively.
Note 4. Investments
Short-term investments:
The Company purchases U.S. Treasury bills, which are recorded in short-term investments in the accompanying condensed consolidated balance sheets. The Company is classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of March 31, 2024 and 2023, the maturity dates of all U.S. Treasury bills were within 12 months. The Company reviews these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses related to these securities.

The following table summarizes the Company’s short-term investments:

	March 31, 2024	December 31, 2023
U.S. Treasury Bills:	(In millions)
Maturity	1 year or less	1 year or less

Amortized cost	$131.1	$129.9
Gross unrealized gains	—	0.2
Gross unrealized losses	(0.1)	—
Estimated fair value	$131.0	$130.1
Equity investments:
The Company has investments in equity securities, which are recorded in other assets in the accompanying condensed consolidated balance sheets amounting to $5.9 million and $6.2 million as of March 31, 2024 and December 31, 2023, respectively.
The Company records its investments in equity securities at historical cost if they do not have a readily determinable fair value. As of March 31, 2024, all investments in equity securities were recorded at historical cost. As of December 31, 2023, $6.0 million of the Company’s investments in equity securities were recorded at historical cost.
As of December 31, 2023, the Company had $0.2 million of an equity investment measured at fair value, which was considered a Level 1 investment as the shares were publicly traded and had a readily determinable fair value. On March 28, 2024, the Company sold its investment measured at fair value, which resulted in a realized gain of $0.4 million. This gain is recorded in other income, net in the accompanying condensed consolidated statements of operations. This sale resulted in the Company having no remaining investments measured at fair value as of March 31, 2024.
The Company periodically reviews the investments for possible impairment. There was no impairment or observable price changes on the investments during the three months ended March 31, 2024 and 2023.
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Accounts receivable	$270.1	$383.4
Allowance for doubtful accounts	(2.2)	(2.2)
Total accounts receivable, net of allowance	$267.9	$381.2
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three months ended March 31, 2024 and 2023, the Company recorded bad debt (reduction)/expense of $(0.2) million and $0.7 million, respectively.
The following customers account for a significant portion of accounts receivable:

	March 31, 2024	December 31, 2023
Net receivables:
Customer A	23%	30%
Customer B	9%	9%
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 32% and 39% of the Company’s total accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

Note 6. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Inventory on hand	$12.2	$3.0
Inventory in transit - outbound	1.1	3.3
Inventory in transit - inbound	12.3	0.5
Total inventory	$25.6	$6.8
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended March 31,
	2024	2023
Inventory purchases:
Supplier A — related party	42%	36%
Supplier B	15	20
Supplier C	36	27
The Company currently obtains the majority of its products from these manufacturers. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $0.4 million and $0.8 million due from these manufacturers as of March 31, 2024 and December 31, 2023, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $1.6 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.

Note 7. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Land	$2.6	$2.6
Building	7.6	7.6
Machinery and equipment	1.1	1.1
Leasehold improvements	9.3	9.3
Furniture and fixtures	5.1	5.1
Computer and software	18.0	16.9
Construction in progress	0.4	0.4
Total property, equipment and software	44.1	43.0
Less accumulated depreciation and amortization	(25.0)	(23.3)
Total property, equipment and software, net	$19.1	$19.7
Depreciation and amortization expense was $1.8 million for both the three months ended March 31, 2024 and 2023.
Disposals of fully depreciated assets reduced property, equipment and software and accumulated depreciation and amortization by $0.1 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively. There was no impact to the statements of operations for the three months ended March 31, 2024 or 2023.
Note 8. Capitalized Software
The Company’s capitalized software consist of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Capitalized software	$21.8	$21.8
Accumulated amortization	(1.1)	—
Capitalized software, net	$20.7	$21.8
The Company’s capitalized software is recorded in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. Amortization expense was $1.1 million and $0.0 million for the three months ended March 31, 2024 and 2023.
Note 9. Accrued Expenses
The Company’s accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
	(In millions)
Accrued price protection	$25.2	$33.4
Accrued other customer related expenses	47.7	55.8
Accrued supplier/partner related expenses	40.2	46.1
Accrued payroll expenses	29.6	40.8
Accrued other expenses	2.1	2.5
Total accrued expenses	$144.8	$178.6

Note 10. Accrued Royalties
A summary of future commitments on royalty obligations (including amounts currently accrued for under existing royalty agreements yet to be paid, as well as amounts that will become due in future periods relating to these existing arrangements) as of March 31, 2024 is as follows:

March 31, 2024
(In millions)
2024 (remaining)	$32.4
2025	12.7
2026	6.5
2027	6.0
2028	1.5
2029 and thereafter	—
Total	$59.1
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
Note 11. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2029. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

	Classification	March 31, 2024	December 31, 2023
Assets:
Right-of-use asset	Other assets	$12.8	$13.8
Liabilities:
Current portion of lease liabilities	Other current liabilities	$3.4	$3.5
Long term portion of lease liabilities	Other long-term liabilities	$10.0	$11.0
Weighted-average remaining lease term		3.6	3.8
Weighted-average discount rate		6.4%	6.3%
Operating lease costs were $1.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of March 31, 2024:

March 31, 2024
(In millions)
2024 (remainder)	$3.5
2025	4.3
2026	4.3
2027	2.5
2028	0.7
2029 and thereafter	0.2
Total minimum lease payments	15.5
Less imputed interest	(2.1)
Total lease liabilities	$13.4

Note 12. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of March 31, 2024, no liabilities were recorded related to this supply commitment.
Data Support Spend Commitments
The Company has agreements with outside companies to provide data support services, which include future spend commitments to continue to use the services provided. The committed future spend is as follows:

March 31, 2024
(In millions)
2024 (remainder)	$26.3
2025	39.7
2026	35.4
Total	$101.4
Revolving Credit Facility
The Company was party to a credit agreement with Bank of America, N.A. (as amended, the “Credit Agreement”), which provided for a revolving credit line of up to $50.0 million maturing April 13, 2024 (see Note 16). The Company’s indebtedness to Bank of America, N.A. under the Credit Agreement was collateralized by substantially all of the Company’s assets.
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
Fees related to this unused line of credit were not material in any of the periods presented. For the three months ended March 31, 2024 and 2023, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
Legal Matters
The Company currently, and in the future may continue to be, subject to litigation, claims and assertions incidental to the business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the business, financial condition, results of operations or cash flows. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Note 13. Stockholders’ Equity
Preferred Stock
As of March 31, 2024, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
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

Stock Option Awards
A summary of the Company’s stock option activity under the Plans as of March 31, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2023	14.2	$7.72	6.5	$25.2
Granted	0.0	9.53
Exercised	(0.3)	1.53
Forfeited and expired	(0.1)	10.02
Outstanding at March 31, 2024	13.8	$7.86	6.4	$57.1
Options vested and exercisable at March 31, 2024	8.6	$6.64	5.3	$44.6
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model.
The following provides information on the weighted-average assumptions used for stock options granted during the three months ended March 31, 2024 and 2023 (shares in millions):

	Three Months Ended March 31,
	2024	2023
Number of options granted	—	0.1
Volatility	46.1%	45.9%
Expected term (years)	6.25 years	6.25 years
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%	3.9%
Fair value of common stock	$9.53	$8.98
Grant date fair value per share determined using a Black-Scholes-Merton option pricing model for purposes of determining compensation expense	$4.85	$4.49
As of March 31, 2024, the Company had $15.2 million of unrecognized share-based compensation expense related to stock options, which the Company expects to recognize over a weighted average vesting period of approximately 1.9 years.
Restricted Stock Units
The grant date fair values of the Company's RSUs are determined based on the fair value of the Company's common stock on the date of grant.
A summary of the Company’s activity related to RSUs as of March 31, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2023	12.2	$8.89
Granted	1.1	9.15
Vested	(0.3)	9.48
Forfeited	(0.2)	9.31
Outstanding at March 31, 2024	12.8	$8.89
As of March 31, 2024, the Company had $90.7 million of unrecognized share-based compensation expense related to RSUs, which the Company expects to recognize over a weighted average vesting period of approximately 2.9 years.
Performance Stock Units
The Company has granted performance stock units (“PSUs”) to select executive employees that vest over an approximately four-year service period based on a performance metric tied to the Company’s total shareholder return relative to the total shareholder return of a peer group over a one-year performance period. The grant date fair value for such PSUs was estimated using a Monte-Carlo simulation model covering the one-year performance period. Between 0% and 200% of the PSUs will become eligible to vest (“eligible PSUs”) based on achievement of the performance goal, and any eligible PSUs will vest in increments over a period of approximately four years. The PSUs are subject to both time-based and market-based vesting conditions.
A summary of the Company’s activity related to PSUs as of March 31, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2023	1.7	$6.72
Granted	—	—
Outstanding at March 31, 2024	1.7	$6.72
As of March 31, 2024, the Company had $6.5 million of unrecognized share-based compensation expense related to PSUs, which the Company expects to recognize over a weighted average vesting period of approximately 3.3 years.
Share-based Compensation Expense
Total share-based compensation expense was $13.3 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, $1.1 million and $0.6 million is included in cost of goods sold, respectively, and $2.1 million and $1.1 million is included in research and development expense, respectively, with the remaining amount included in selling, general and administrative expense in the condensed consolidated statements of operations.
Note 14. Income Taxes
The Company recorded a tax benefit of $3.1 million, resulting in an effective tax rate of 20%, and $0.2 million, resulting in an effective tax rate of 23%, for the three months ended March 31, 2024 and March 31, 2023, respectively. The tax provision for the three months ended March 31, 2024 and March 31, 2023 includes a net income tax benefit of $0.1 million and a net income tax expense of $0.2 million, respectively, for discrete items primarily due to excess tax expense relating to share-based compensation.
Note 15. Net Loss Per Share
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
Diluted earnings per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period, inclusive of the effect of potential common shares, if dilutive. For the three months ended March 31, 2024, and 2023, the potential dilutive shares were not included in the computation of diluted loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

Basic and diluted loss per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net loss attributable to common stockholders - basic and diluted	$(7.4)	$(4.7)	$(0.4)	$(0.3)

Denominator:
Weighted-average common shares outstanding - basic	121.7	76.2	118.5	76.8
Weighted-average effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding - diluted	121.7	76.2	118.5	76.8

Net loss per share attributable to Class A and Class B common stockholders:
Basic	$(0.06)	$(0.06)	$(0.00)	$(0.00)
Diluted	$(0.06)	$(0.06)	$(0.00)	$(0.00)
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	8.4		20.7
As of March 31, 2024, the PSUs granted in 2023 had an expected achievement level of 200%. No similar awards were outstanding as of March 31, 2023. Refer to Note 13 for additional information related to the PSUs.
Note 16. Subsequent Events
On April 13, 2024, the Company’s Credit Agreement was terminated in accordance with its terms. In connection therewith, the Company paid all required fees and expenses thereunder and released all existing liens granted to the lenders. The Company had no outstanding borrowings under the Credit Agreement at the time of termination (see Note 12).

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
Financial and operating results for the three months ended March 31, 2024 as compared to the corresponding period of last year included:
•Net revenue of $353.9 million, compared to $356.7 million
•Platform+ net revenue of $159.6 million, up 27%
•Gross profit of $81.1 million, up 8%
•Platform+ gross profit of $88.3 million, up 20%
•Net loss of $12.1 million, compared to $0.7 million
•Adjusted EBITDA of $(3.6) million, compared to $6.7 million
•Adjusted EBITDA includes acquisition-related costs of $5.7 million
•SmartCast Active Accounts of 18.6 million, up 7%
•SmartCast Hours of 5.6 billion, up 15%
•SmartCast Average Revenue Per User (“ARPU”) of $34.24, up 17%
Our Business Model
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
The Merger Agreement may be terminated by mutual written consent of VIZIO and Walmart. In addition, either we or Walmart may terminate the Merger Agreement in certain circumstances, including if: (1) the Merger is not completed by February 19, 2025 (which may be extended to August 19, 2025 under certain circumstances) (the “End Date”); (2) a governmental authority of competent jurisdiction has issued a final and non-appealable order preventing the consummation of the Merger, or (3) the other party breaches its representations, warranties or covenants in the Merger Agreement, such that the applicable conditions to closing set forth in the Merger Agreement would not be satisfied, subject in certain cases, to the right of the breaching party to cure the breach. We may terminate the Merger Agreement in certain additional circumstances, including if after February 19, 2025, the Merger has not been completed because certain governmental authorities have commenced or overtly asserted an intent to commence certain specified investigations. Upon termination of the Merger Agreement in certain circumstances, we are obligated to pay Walmart a termination fee of $78.0 million. Specifically, this termination fee is payable by us to Walmart if (1) the Merger Agreement is terminated for the failure to consummate the Merger by the End Date, (2) at the time of the termination of the Merger Agreement, a Specified Circumstance (as defined in the Merger Agreement) does not exist, (3) prior to the termination of the Merger Agreement an alternative acquisition proposal has been made or publicly announced and (4) within 12 months following the termination of the Merger Agreement, we enter into and subsequently consummate an Acquisition Transaction (as defined in the Merger Agreement).
We are subject to customary “no-shop” restrictions prohibiting us and our representatives from, among other things, soliciting alternative acquisition proposals, providing confidential information to third parties in connection with an alternative acquisition proposal, and engaging in discussions or negotiations with third parties with respect to alternative acquisition proposals.
Completion of the Merger is subject to certain closing conditions set forth in the Merger Agreement (which conditions may also be waived by the party to which they apply), including: (1) the adoption of the Merger Agreement by our stockholders (which has occurred); (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the absence of any voluntary agreement to delay the Merger; (3) the absence of an order or law preventing the consummation of the Merger; (4) the accuracy of representations and warranties of the parties, subject to applicable materiality qualifiers; (5) the performance of each party’s covenants in all material respects; (6) the absence of specified governmental litigation relating to the Merger that is pending or overtly asserted; and (7) no Material Adverse Effect (as defined in the Merger Agreement) having occurred with respect to VIZIO and its subsidiaries since the date of the Merger Agreement that is continuing.
On March 25, 2024, following informal discussions with the Department of Justice (the “DOJ”) and the Federal Trade Commission (the “FTC” and together with the DOJ, the “Antitrust Agencies”), Walmart notified the Antitrust Agencies that Walmart would voluntarily withdraw and refile the Hart-Scott-Rodino (“HSR”) notification and report form for the Merger in order to give the Antitrust Agencies additional time to review the Merger. Walmart refiled the HSR notification and report form for the Merger on March 29, 2024. On April 29, 2024, VIZIO and Walmart each received a request for additional information and documentary material (the “Second Request”) from the FTC in connection with the FTC’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both VIZIO and Walmart have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or extended by agreement of VIZIO and Walmart. VIZIO and Walmart expect to promptly respond to the Second Request and to continue working cooperatively with the FTC as it conducts its review of the Merger.
The exact timing of the completion of the Merger, if it occurs at all, cannot be predicted because the Merger is subject to the satisfaction of the closing conditions, including the expiration or termination of the waiting period under the HSR Act and the absence of any voluntary agreement to delay the Merger.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 20, 2024. For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger with Walmart” in Part II, Item 7 and the section titled “Pending Merger with Walmart” in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K.
Overview of Our Supply Chain
We design our products in-house in California, and we work closely with our Original Design Manufacturers (“ODMs”), panel suppliers and chipset suppliers for product design and technical specifications. Through this collaborative process, we leverage the manufacturing scale of these partners, as well as their research and development functions in the development of new product introductions. Our ODM partners provide shipping and logistics support to move finished products from their manufacturing facilities to the United States. The title of the finished goods typically transfer from the ODM to us once the product is shipped to the retailer. We believe that our inventory-light business model fosters efficient operations with a low fixed-cost structure; coupled with careful management of marketing, selling, general and administrative expenses, which has enabled us to manage our working capital effectively and improve operating leverage. We believe that through these efficiencies, we are able to offer consumers high quality products at affordable prices.
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
Advertisers
We offer an attractive value proposition for advertisers to reach consumers who are increasingly “cutting the cord. We continue to build out our Platform+ advertising sales force, we intend to continue to increase our presence and recognition among advertising agencies, advertisers and content providers through the television advertising ecosystem. In addition, we expect our audience size and data capabilities to continue to resonate with ad buyers looking to increase their Connected TV ad spend.
Key Business Metrics
We review a number of operational and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive a significant portion of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV Shipments and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended March 31, 2024, our Smart TV Shipments totaled 0.8 million, a 14% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At March 31, 2024, SmartCast Active Accounts were 18.6 million, representing a 7% year-over-year increase. This metric excludes approximately 2.8 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will continue to decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. For the three months ended March 31, 2024, Total VIZIO Hours were 9.5 billion, representing a 6% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system and indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. For the three months ended March 31, 2024, SmartCast Hours were 5.6 billion, representing a 15% year-over-year increase.

SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at March 31, 2024 was $34.24, representing a 17% year-over-year increase.
The following table presents a comparison of these key operational metrics for the three months ended March 31, 2024 and the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(In millions, except SmartCast ARPU)
Smart TV Shipments	0.8	0.9
SmartCast Active Accounts (as of)	18.6	17.5
Total VIZIO Hours	9,539	8,992
SmartCast Hours	5,603	4,881
SmartCast ARPU	$34.24	$29.20
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
For the three months ended March 31, 2024, our net loss was $12.1 million compared to a net loss of $0.7 million for the same period in the prior year, and Adjusted EBITDA was $(3.6) million, compared to $6.7 million, for the same period in the prior year.
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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(Unaudited, in millions)
Net loss	$(12.1)	$(0.7)
Adjusted to exclude the following:
Interest income, net	(3.9)	(2.4)
Other income, net	(0.7)	—
Benefit from income taxes	(3.1)	(0.2)
Depreciation and amortization	2.9	1.8
Share-based compensation	13.3	8.2
Adjusted EBITDA	$(3.6)	$6.7
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
Non-operating income, net
Non-operating income, net consists of interest income, net including interest earned on our financial institution deposits and interest expense on our credit facility (which was terminated in April 2024) and other income, net relating to activities not related to recurring operations.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(Unaudited, in millions)
Net revenue:
Device	$194.3	$231.2
Platform+	159.6	125.5
Total net revenue	353.9	356.7
Cost of goods sold:
Device	201.5	229.6
Platform+	71.3	51.7
Total cost of goods sold	272.8	281.3
Gross profit:
Device	(7.2)	1.6
Platform+	88.3	73.8
Total gross profit	81.1	75.4
Operating expenses:
Selling, general and administrative	76.1	58.2
Marketing	8.5	7.6
Research and development	15.1	11.9
Depreciation and amortization	1.2	1.0
Total operating expenses	100.9	78.7
Loss from operations	(19.8)	(3.3)
Interest income, net	3.9	2.4
Other income, net	0.7	—
Total non-operating income, net	4.6	2.4
Loss before income taxes	(15.2)	(0.9)
Benefit from income taxes	(3.1)	(0.2)
Net loss	$(12.1)	$(0.7)
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
Net revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$194.3	$231.2	$(36.9)	(16)%
Platform+	159.6	125.5	34.1	27%
Total net revenue	$353.9	$356.7	$(2.8)	(1)%
Device net revenue
Device net revenue decreased $36.9 million, or 16%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in Device net revenue was primarily due to lower Smart TV and sound bar shipments, partially offset by higher average unit price for both Smart TVs and sound bars. Shipments for Smart TVs and sound bars decreased compared to the same period in 2023 primarily due to challenging consumer demand. Average unit price for Smart TVs and sound bars increased compared to the same period in 2023 primarily due to a higher mix of premium Smart TVs and sound bars.

Platform+ net revenue
Platform+ net revenue increased $34.1 million, or 27%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $33.3 million, or 35%, from $93.8 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships.
Cost of goods sold, gross profit and gross margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$201.5	$229.6	$(28.1)	(12)%
Platform+	71.3	51.7	19.6	38%
Total cost of goods sold	$272.8	$281.3	$(8.5)	(3)%
Gross profit:
Device	$(7.2)	$1.6	$(8.8)	NM
Platform+	88.3	73.8	14.5	20%
Total gross profit	$81.1	$75.4	$5.7	8%
Gross margin:
Device gross margin	(3.7)%	0.7%
Platform+ gross margin	55.3%	58.8%
Total gross margin	22.9%	21.1%
_________________________
NM-Not meaningful
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $28.1 million, or 12%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to lower Total Device Shipments, partially offset by higher Smart TV average cost per unit. Device gross margin decreased to (3.7)% for the three months ended March 31, 2024, as compared to 0.7% in the same period in 2023, due to more competitive pricing for Smart TVs partially offset by higher sound bar margins.
Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $19.6 million, or 38%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase in Platform+ cost of goods sold was primarily due to increases in advertising costs. Platform+ gross margin decreased to 55.3% for the three months ended March 31, 2024, as compared to 58.8% in the same period in 2023 due to a greater mix of video revenue in which a share of revenue is paid to our inventory and content partners as well as higher data costs.
Operating expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$76.1	$58.2	$17.9	31%
Marketing	8.5	7.6	0.9	12%
Research and development	15.1	11.9	3.2	27%
Depreciation and amortization	1.2	1.0	0.2	20%
Total operating expenses	$100.9	$78.7	$22.2	28%
Selling, general and administrative
Selling, general and administrative expenses increased $17.9 million, or 31%, for the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to higher personnel cost due to continued investment in our Platform+ business, higher share-based compensation expense, as well as higher legal and labor costs due to the Merger.

Marketing
Marketing expenses increased $0.9 million, or 12%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to higher media costs.
Research and development
Research and development expenses increased $3.2 million, or 27% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Depreciation and amortization
Depreciation and amortization expense increased $0.2 million, or 20%, for the three months ended March 31, 2024, as compared to the same period in 2023, due to leasehold improvements at our corporate headquarters.
Non-operating income, net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Interest income, net	$3.9	$2.4	$1.5	63%
Other income, net	0.7	—	0.7	NM
Total non-operating income, net	$4.6	$2.4	$2.2	92%
_________________________
NM-Not meaningful
Interest income, net increased $1.5 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to investments in U.S. Treasury bills, money market mutual funds and higher interest on deposit accounts.
Other income, net increased $0.7 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to investment income from sales of an equity investment.
Benefit from income taxes

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Benefit from income taxes	$(3.1)	$(0.2)	$(2.9)	NM
Effective tax rate	20%	23%
We recorded a tax benefit of $3.1 million, resulting in an effective tax rate of 20%, and $0.2 million, resulting in an effective tax rate of 23%, for the three months ended March 31, 2024 and March 31, 2023, respectively. The tax provision for the three months ended March 31, 2024 and March 31, 2023 includes a net income tax benefit of $0.1 million and a net income tax expense of $0.2 million, respectively, for discrete items primarily due to excess tax expense relating to share-based compensation.
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
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents and short-term investments of $333.9 million and $351.5 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(Unaudited, in millions)
Net cash used in operating activities	$(19.1)	$(19.3)
Net cash used in investing activities	(0.1)	(60.9)
Net cash provided by financing activities	0.5	1.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net decrease in cash and cash equivalents	$(18.8)	$(78.5)
Cash flows from operating activities
Cash flows from operating activities consist of net loss adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the three months ended March 31, 2024, net cash used in operating activities was $19.1 million, consisting of net loss of $12.1 million adjusted for non-cash expenses of $14.2 million offset by a realized gain on a sale of an investment of $0.4 million. Changes in operating assets and liabilities represented a $20.8 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable, accrued expenses and accounts payable due to related parties, partially offset by decrease in accounts receivable.
For the three months ended March 31, 2023, net cash used in operating activities was $19.3 million, consisting of net loss of $0.7 million adjusted for non-cash expenses of $10.1 million. Changes in operating assets and liabilities represented a $28.7 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties, accounts payable and accrued expenses, partially offset by lower accounts receivable.
Cash flows from investing activities
For the three months ended March 31, 2024, our net cash used in investing activities was $0.1 million, primarily due to the purchase of short-term investments in treasury bills and the purchase of property and equipment to support our growing organization, partially offset by the maturation of treasury bills and sale of an equity investment. For the three months ended March 31, 2023, our net cash used in investing activities was $60.9 million, and was primarily due to the purchase of short-term investments in treasury bills and the purchase of property and equipment to support our growing organization.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and software development costs, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
For the three months ended March 31, 2024, our net cash provided by financing activities was $0.5 million, related to cash proceeds received from the exercise of employee stock options.
For the three months ended March 31, 2023, our net cash provided by financing activities was $1.7 million, related to cash proceeds received from the exercise of employee stock options.
Merger Agreement
The Merger Agreement contains various representations, warranties, covenants and agreements, including, among others, agreements to conduct our business in the ordinary course and in compliance with applicable laws until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. In addition, upon the termination of the Merger Agreement in certain circumstances, we are obligated to pay Walmart a termination fee of $78.0 million. Specifically, this termination fee is payable by us to Walmart if (1) the Merger Agreement is terminated for the failure to consummate the Merger by the End Date, (2) at the time of the termination of the Merger Agreement, a Specified Circumstance (as defined in the Merger Agreement) does not exist, (3) prior to the termination of the Merger Agreement an alternative acquisition proposal has been made or publicly announced and (4) within 12 months following the termination of the Merger Agreement, we enter into and subsequently consummate an Acquisition Transaction (as defined in the Merger Agreement). We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 20, 2024. For further discussion about the Merger and the terms of the Merger Agreement, refer to the section titled “Pending Merger with Walmart” in Part II, Item 7 and the section titled “Pending Merger with Walmart” in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $40.1 million for all historical product sales as of March 31, 2024. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of March 31, 2024, we expect our future payments to total $59.1 million, which we expect to pay over a period of one to five years.
Operating Lease Agreements
We have various non-cancelable operating leases for our corporate and satellite offices primarily in the United States. These leases expire at various times through 2029 and have total annual payments of less than $5.0 million per year.
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
There have been no significant changes to these policies in 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K. There have been no significant changes to our risks during the three months ended March 31, 2024.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
We had no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•As a result of the Merger, certain of our retail and advertising customers have and may continue to decide not to do business with us or to decrease their spend with us due to uncertainties related to the transaction.
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
•If we fail to keep pace with technological advances in our industry, or if we pursue technologies that do not become commercially accepted, consumers may not buy our devices, TV original equipment manufacturers (“OEMs”) may not adopt our technologies, and our revenue and profitability may decline.
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
On February 19, 2024, we entered into the Merger Agreement with Walmart. Pursuant to the Merger Agreement, Walmart agreed to acquire VIZIO for $11.50 per share of our common stock. Consummation of the Merger is subject to the terms, and the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, the expiration or termination of the waiting period under the HSR Act. On March 25, 2024, following informal discussions with the Antitrust

Agencies, Walmart notified the Antitrust Agencies that Walmart would voluntarily withdraw and refile the HSR notification and report form for the Merger in order to give the Antitrust Agencies additional time to review the Merger. Walmart refiled the HSR notification and report form for the Merger on March 29, 2024. On April 29, 2024, VIZIO and Walmart each received a Second Request from the FTC in connection with the FTC’s review of the Merger. The issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both VIZIO and Walmart have substantially complied with the Second Request, unless the waiting period is terminated earlier by the FTC or extended by agreement of VIZIO and Walmart. VIZIO and Walmart expect to promptly respond to the Second Request and to continue working cooperatively with the FTC as it conducts its review of the Merger. There is no assurance that the remaining conditions to closing the Merger, including the expiration or termination of the waiting period under the HSR Act, will be satisfied or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the FTC’s review of the Merger;
•the potential for a governmental entity to sue to block the transaction;
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

As a result of the pending Merger, certain of our retail and advertising customers have and may continue to decide not to do business with us or to decrease the amounts they spend on our products and services due to uncertainties related to the Merger.
As a result of the pending Merger, certain of our customers have decided to discontinue purchasing our products and services or reducing the amount they spend or commit to spend on our products and services due to uncertainties related to the Merger, such as unpredictability as to if and when the closing of the Merger will occur and perceived uncertainty as to the impact of the Merger on their relationship with us. These decisions by our customers may materially and adversely affect our business and financial condition.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $159.6 million and $125.5 million for the three months ended March 31, 2024 and 2023, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future. For example, although we experienced significant growth of Platform+ net revenue of 25% from fiscal year 2022 to 2023, this was not as high as the growth rate of Platform+ net revenue of 55% from fiscal year 2021 to 2022, and our growth rate may decrease again in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may continue to decline in the future as a result of a variety of factors, including the saturation of our markets.
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
We incur significant costs to detect and prevent security breaches and other security-related incidents. Nevertheless, our efforts may not be successful. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and information about consumers or their devices or other sensitive, personal or confidential information. The inability to implement and maintain adequate safeguards may harm our business, financial condition and results of operations. For example, we do not yet have a formally documented, comprehensive data retention policy and our business continuity and disaster recovery plan was only recently developed and tested. If we are not able to detect and identify activity on our IT Systems that might be nefarious in nature, determine the scope of or contain the nefarious activity, or design processes or systems to reduce the impact of similar activity at a third-party provider, our business could suffer harm. Any adverse impacts to the availability, integrity or confidentiality of our IT Systems or information about consumers or their devices or other sensitive, personal or confidential information, can result in legal claims or proceedings, particularly if the retailer or consumer suffered actual harm. We cannot ensure that any limitations of liability provisions in our agreements with consumers or retailers, contracts with service providers and other contracts for a security lapse or breach or other security-related matter would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. In any event, an unauthorized disclosure of information or a breach of the security of our IT Systems or data, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, may materially harm our reputation, brand, business, financial condition and results of operations.
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
Any material disruption of our IT Systems may harm our business, financial condition and results of operations.
We are increasingly dependent on IT Systems to process transactions, respond to retailer inquiries, provide technical support to consumers, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations, in particular for our Inscape data services. There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, and other widely-used software and technology infrastructure) and there may be a rise in the threat, frequency and/or sophistication of cyber-attacks due to current geopolitical tensions, so we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Any material disruption, outage, failure or slowdown of our systems or those of our service providers, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers,” cybersecurity attacks, denial of service attacks, ransomware or other causes, as well as fire, flood, earthquakes, tornadoes, power loss, telecommunications or equipment failure, infrastructure changes, human or software errors, fraud or other disasters and events beyond our control, could cause delays in our supply chain or cause information, including data related to retailer orders, to be lost, corrupted, altered or delayed, which could result in delays in the delivery of merchandise to retailers or lost sales, especially if the disruption or slowdown occurs during the holiday season. In some instances, we may not be able to identify, investigate, remediate or recover from these performance problems within an acceptable period of time. Any of these events could reduce demand for our devices or impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If our IT Systems are inadequate to handle our growth, we could lose retailers or our business, financial condition and results of operations may be harmed.
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
In addition, our continuing growth will, to a large extent, depend on the attention of Mr. Wang to our daily affairs. Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the Orange County area of California, where our headquarters is located, and in other locations where we maintain offices, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they may receive in connection with their employment, and to the extent the perceived value of our equity awards declines, our ability to attract and retain highly skilled personnel may be negatively impacted. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations may be harmed.
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
Our headquarters is located in the Orange County area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event, or the effects of climate change (such as sea level rise, drought, flooding, wildfires and increased storm severity), in California or elsewhere that results in the destruction or disruption of any of our critical business operations or IT Systems could severely affect our ability to conduct normal business operations and, as a result, our future results of operations may be harmed.
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
In the United States, we are subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about consumers or their devices. The Federal Trade Commission enforces a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, or unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. Additionally, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”) provides that covered companies must provide disclosures to California residents and afford such residents data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA provides for a private right of action for certain data breaches that has increased data breach litigation. Further, the California Privacy Rights Act (“CPRA”), went into effect on January 1, 2023, and was subject to enforcement as of July 1, 2023. The CPRA imposed additional obligations on covered companies and expanded residents’ rights, including with respect to certain sensitive personal information, and placed limitations on data uses, created new audit requirements for significant risk processing activities, and provided residents opt outs for certain disclosures of personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), with authority to implement and enforce the CCPA and the CPRA, including seeking an injunction and civil penalties for violations. Aspects of the CCPA, as amended, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we have been, and may in the future be, required to modify our practices in an effort to comply with them. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States and prompted a number of new state privacy legislation to be considered and enacted, many of which have similarities to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado and Utah have enacted legislation similar to the CCPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Tennessee, Iowa, New Jersey, and Delaware have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. In addition, in January 2024, New Jersey enacted Bill 332, making New Jersey the 14th state with a comprehensive state privacy law. The law is set to take effect in January 2025.
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
We face numerous cybersecurity risks that threaten the confidentiality, integrity and availability of our technology systems and information. We have implemented security measures in an effort to comply with applicable laws, regulations and other obligations, but given the evolving sophistication, tools (including artificial intelligence), and nature of security threats and evolving safeguards and the lack of prescriptive measures in many applicable laws, regulations, and other obligations, we cannot be sure that our chosen safeguards will protect against security threats to our business, including the personal information that we process, or that a regulator or other third party may not consider our security measures to be appropriate, reasonable and/or in accordance with applicable legal requirements. Additionally, there can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our technology systems and information. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be able to fully protect our IT Systems and the data contained in those systems, or our data that is contained in third parties’ systems. Moreover, certain data protection laws impose on us responsibility for our employees and third parties that assist with aspects of our data processing. Our employees’ or third parties’ intentional, unintentional or inadvertent actions may increase our vulnerability or expose us to security threats, such as phishing or spearphishing attacks or the introduction of ransomware or malware, and we may remain responsible for access to, loss or alteration of, or unauthorized disclosure or other processing of our data despite our security measures. Any actual or perceived failure to adequately protect information may subject us to legal, regulatory and contractual actions and may cause material harm to our reputation, brand, business, financial condition and results of operations.
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
We are a U.S.-based multinational company subject to income and other taxes in the United States and other foreign jurisdictions in which we do business. As a result, our benefit from income taxes is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Significant judgment is required in determining our global benefit from income taxes, value added and other similar taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. It is possible that our tax positions may be challenged by tax authorities, which may have a significant impact on our global benefit from income taxes. If such a challenge were to be resolved in a manner adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which contains significant changes to U.S. tax law, including a reduction in the U.S. corporate tax rate and a transition to a new partial territorial system of taxation. The primary impact of the Tax Act on our benefit from income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate income tax rate. In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. This tax capitalization of research and experimental expenditures was included in our tax return filed for the year ended December 31, 2022. Since this deduction disallowance is temporary, there is no impact on our tax expense; however, it increases our current cash flow liabilities and deferred tax assets. Further, the Inflation Reduction Act of 2022 (the “IRA”) became effective beginning on January 1, 2023, which imposes a 15% alternative minimum income tax on certain corporations’ global adjustment financial statement income and a 1% non-deductible excise tax on certain stock buybacks. We do not currently expect that the IRA will have a material impact on our income tax liability. In addition, the Organisation for Economic Co-operation and Development, the European Union, as well as a number of other countries and organizations, have recently enacted new laws, and proposed or recommended changes to existing tax laws that may increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. As we expand the scale of our business activities, any changes in U.S. or foreign tax laws that apply to such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations.
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
We rely heavily on trade secrets, unpatented proprietary know-how, expertise and information, as well as continuing technological innovation in our business and confidentiality to protect our intellectual property. We seek to protect our proprietary information by entering into confidentiality and/or license agreements with our employees, consultants, service providers and advertisers. We also enter into confidentiality and invention assignment agreements with our employees and consultants. We also seek to preserve the integrity and confidentiality of our trade secrets and proprietary information by the use of measures designed to maintain physical security of our premises and physical and electronic security of our IT Systems, but it is possible that the security measures of the premises or IT Systems used in our business and operations, some of which are supported by third parties, could be breached. However, policing unauthorized use of our trade secrets, technology and proprietary information is difficult and we cannot assure you that any steps taken by us will prevent misappropriation of our trade secrets, technology and proprietary information. We cannot be certain that we have entered into confidentiality, invention assignment and/or license agreements with all relevant parties, and we cannot be certain that our trade secrets, technology and other proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. There can be no assurance that we will be able to effectively maintain the secrecy and confidentiality of this intellectual property. Such agreements may be insufficient or breached and we also cannot be certain that we will have adequate remedies for any breach. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. Additionally, to the extent that our employees, consultants or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. We may have employees leave us and work for competitors. Attempts may be made to copy or reverse-engineer aspects of our devices or to obtain and use information that we regard as proprietary. The disclosure of our trade secrets or other know-how as a result of such a breach may harm our business. If any of our trade secrets, technology or other proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
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
Future transfers by Mr. Wang and his affiliates of the Class B common stock they hold will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the date fixed by our board of directors (the “Board of Directors”) that is no less than 61 days and more than 180 days following (i) the first date on which the number of shares of Class B common stock held by Mr. Wang and his affiliates is less than 25% of the Class B common stock held by Mr. Wang and his affiliates as of immediately prior to the completion of our IPO (the “25% Ownership Threshold”); (ii) the date on which Mr. Wang is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iii) the date upon which (A) Mr. Wang is no longer providing services to us as chief executive officer and (B) Mr. Wang is no longer a member of our Board of Directors, either as a result of Mr. Wang’s voluntary resignation or as a result of a request or agreement by Mr. Wang not to be re-nominated as a member of our Board of Directors at a meeting of our stockholders. Additionally, shares of Class B common stock will convert automatically at the close of business on the date that is 12 months after the death or permanent and total disability of Mr. Wang, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Wang and approved by our Board of Directors (or if there is no such person, then our secretary then in office).
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
(a)    None
(b)     None
(c)    Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of February 19, 2024, by and among Walmart Inc., Vista Acquisition Corp. and VIZIO Holding Corp.	8-K	001-40271	2.1	2/20/2024
10.1#	Form of Support Agreement	8-K	001-40271	10.1	2/20/2024
10.2#	Form of Support Agreement	8-K	001-40271	10.2	2/20/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: May 8, 2024	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)