Form 10-Q
period 2024-09-30
Vizio Holding Corp.
filed 2024-11-06
CIK 1835591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2024, there were 127,229,417 shares of the registrant’s Class A common stock outstanding, 75,275,674 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIZIO HOLDING CORP.
Condensed Consolidated Balance Sheets
(Unaudited, in millions except par values)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$224.5	$221.6
Short-term investments	134.5	129.9
Accounts receivable, net	323.9	381.2
Inventories	49.1	6.8
Income tax receivable	23.7	9.0
Prepaid and other current assets	55.2	45.9
Total current assets	810.9	794.4
Property, equipment and software, net	17.5	19.7
Goodwill	44.8	44.8
Deferred income taxes	49.6	49.6
Other assets	66.1	52.2
Total assets	$988.9	$960.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to related parties	$52.0	$109.1
Accounts payable	221.6	157.8
Accrued expenses	178.0	178.6
Accrued royalties	29.3	40.7
Other current liabilities	8.8	5.8
Total current liabilities	489.7	492.0
Other long-term liabilities	18.9	19.4
Total liabilities	508.6	511.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 100.0 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,350.0 shares authorized as of September 30, 2024 and December 31, 2023 •Class A, 127.2 and 125.3 shares issued and 127.2 and 121.5 shares outstanding as of September 30, 2024 and December 31, 2023, respectively •Class B, 75.3 and 76.2 shares issued and 75.3 and 76.2 shares outstanding as of September 30, 2024 and December 31, 2023, respectively •Class C, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	456.8	414.3
Accumulated other comprehensive loss	(0.4)	(0.3)
Retained earnings	23.9	35.3
Total stockholders’ equity	480.3	449.3
Total liabilities and stockholders’ equity	$988.9	$960.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Operations
(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Device	$247.7	$270.0	$709.9	$753.4
Platform+	197.0	156.2	526.0	423.9
Total net revenue	444.7	426.2	1,235.9	1,177.3
Cost of goods sold:
Device	254.4	273.3	723.0	754.7
Platform+	81.2	56.4	223.3	164.5
Total cost of goods sold	335.6	329.7	946.3	919.2
Gross profit:
Device	(6.7)	(3.3)	(13.1)	(1.3)
Platform+	115.8	99.8	302.7	259.4
Total gross profit	109.1	96.5	289.6	258.1
Operating expenses:
Selling, general and administrative	85.2	63.6	241.1	180.4
Marketing	11.5	9.2	29.8	26.9
Research and development	16.8	9.8	47.4	31.7
Depreciation and amortization	1.2	1.2	3.7	3.3
Total operating expenses	114.7	83.8	322.0	242.3
(Loss) income from operations	(5.6)	12.7	(32.4)	15.8
Interest income, net	4.0	3.5	11.1	9.0
Other income (expense), net	1.1	(0.1)	4.4	0.1
Total non-operating income, net	5.1	3.4	15.5	9.1
(Loss) income before income taxes	(0.5)	16.1	(16.9)	24.9
(Benefit from) provision for income taxes	(1.0)	2.3	(5.5)	9.9
Net income (loss)	$0.5	$13.8	$(11.4)	$15.0

Net income (loss) per share attributable to Class A and Class B stockholders:
Basic	$0.00	$0.07	$(0.06)	$0.08
Diluted	$0.00	$0.07	$(0.06)	$0.08
Weighted-average Class A and Class B common shares outstanding:
Basic	201.6	196.7	199.6	196.0
Diluted	211.7	199.9	199.6	200.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$0.5	$13.8	$(11.4)	$15.0
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(0.1)	(0.1)
Comprehensive income (loss)	$0.5	$13.8	$(11.5)	$14.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in millions)

	Nine Months Ended September 30, 2024
	Preferred Stock(1)		Common Stock(1)(2)(3)		Additional Paid-In Capital(3)	Accumulated Other Comprehensive Loss	Retained Earnings	Total(3)
	Shares	Amount	Class A	Class B
Balance at December 31, 2023	—	$—	121.5	76.2	$414.3	$(0.3)	$35.3	$449.3
Share-based compensation expense	—	—	—	—	13.1	—	—	13.1
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.7	—	0.5	—	—	0.5
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(12.1)	(12.1)
Balance at March 31, 2024	—	$—	122.1	76.2	$427.9	$(0.4)	$23.2	$450.7
Share-based compensation expense	—	—	—	—	12.7	—	—	12.7
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	2.6	—	3.3	—	—	3.3
Conversion of Class B shares into Class A shares	—	—	0.9	(0.9)	—	—	—	—
Net income	—	—	—	—	—	—	0.2	0.2
Balance at June 30, 2024	—	$—	125.6	75.3	$443.9	$(0.4)	$23.4	$466.9
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	1.6	—	1.2	—	—	1.2
Net income	—	—	—	—	—	—	0.5	0.5
Balance at September 30, 2024	—	$—	127.2	75.3	$456.8	$(0.4)	$23.9	$480.3

	Nine Months Ended September 30, 2023
	Preferred Stock(1)		Common Stock(1)(2)		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Class A	Class B
Balance at December 31, 2022	—	$—	118.1	76.8	$366.9	$(0.3)	$7.1	$373.7
Share-based compensation expense	—	—	—	—	8.0	—	—	8.0
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.6	—	1.7	—	—	1.7
Net loss	—	—	—	—	—	—	(0.7)	(0.7)
Balance at March 31, 2023	—	$—	118.7	76.8	$376.6	$(0.3)	$6.4	$382.7
Share-based compensation expense	—	—	—	—	9.7	—	—	9.7
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.9	—	1.1	—	—	1.1
Foreign currency translation	—	—	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	—	—	1.9	1.9
Balance at June 30, 2023	—	$—	119.6	76.8	$387.4	$(0.4)	$8.3	$395.3
Share-based compensation expense	—	—	—	—	12.1	—	—	12.1
Shares issued pursuant to incentive award plans (net of shares in lieu of taxes)	—	—	0.8	—	0.3	—	—	0.3
Conversion of Class B shares into Class A shares	—	—	0.6	(0.6)	—	—	—	—
Net income	—	—	—	—	—	—	13.8	13.8
Balance at September 30, 2023	—	$—	121.0	76.2	$399.8	$(0.4)	$22.1	$421.5
(1) There were no shares of Preferred Stock or Class C common stock issued or outstanding as of September 30, 2024 and 2023.
(2) As of both September 30, 2024 and 2023, the par value on common stock outstanding was $20 thousand.
(3) Totals may not sum due to rounding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIZIO HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(11.4)	$15.0
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8.4	5.6
Realized gain on investments	(1.5)	—
Amortization of premium and discount on investments	(4.9)	(3.3)
Change in fair value of investment securities	(0.6)	—
Unrealized gain on conversion of convertible equity investments	(3.0)	—
Share-based compensation expense	37.7	30.4
Change in allowance for doubtful accounts	(0.5)	0.9
Changes in operating assets and liabilities:
Accounts receivable	57.8	11.4
Other receivables due from related parties	—	2.2
Inventories	(42.3)	(2.1)
Income taxes receivable	(14.7)	1.7
Prepaid and other current assets	(9.3)	(3.7)
Other assets	(13.9)	(15.5)
Accounts payable due to related parties	(57.1)	(43.7)
Accounts payable	63.6	19.4
Accrued expenses	(0.5)	(29.4)
Accrued royalties	(11.4)	(6.6)
Income taxes payable	—	1.0
Other current liabilities	3.0	1.2
Other long-term liabilities	(0.5)	0.4
Net cash used in operating activities	(1.1)	(15.1)
Cash flows from investing activities:
Purchase of property and equipment	(2.8)	(2.0)
Purchase of investments	(107.6)	(164.5)
Sale of investments	2.0	—
Maturity of investments	107.9	105.9
Net cash used in investing activities	(0.5)	(60.6)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3.4	1.9
Withholding taxes paid on behalf of employees on net settled share-based awards	—	(0.6)
Proceeds from sale of stock under employee stock purchase plan	1.2	1.2
Net cash provided by financing activities	4.6	2.5
Effects of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents	2.9	(73.2)
Cash and cash equivalents at beginning of period	221.6	288.7
Cash and cash equivalents at end of period	$224.5	$215.5
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8.4	$5.1
Cash paid for interest	$0.1	$0.1
Cash paid for amounts included in the measurement of operating lease liabilities	$3.8	$3.3
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2.7	$1.8
Additions to property and equipment financed by accounts payable	$0.2	$0.7
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
As of September 30, 2024 and December 31, 2023, the Company recorded $22.7 million and $24.2 million of contract assets, respectively. As of September 30, 2024, $20.2 million and $2.5 million of contract assets were recorded in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2023, $20.3 million and $3.9 million of contract assets were recorded in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company recorded $4.4 million and $2.1 million of contract liabilities, respectively, which are recorded in other current liabilities in the accompanying condensed consolidated balance sheets. Contract assets primarily represent revenue earnings over time for which the Company does not presently have an unconditional right to payment (generally not yet billable) based on the terms of the contracts. Contract liabilities consist of fees invoiced or paid by the Company's customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company's revenue recognition criteria described above. Additionally, no costs associated with obtaining contracts with customers were capitalized, nor were any costs associated with fulfilling its contracts. All costs to obtain contracts were expensed as incurred as a practical expedient.
Significant Customers
The Company is a wholesale distributor of televisions and other home entertainment products, which are sold to leading retailers and wholesale clubs in the United States. The Company’s sales can be impacted by consumer spending and the cyclical nature of the retail industry.
The following customers account for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Customer A	33%	37%	32%	35%
Customer B	9	7	9	10
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 42% and 41% of the Company’s net revenue for the three and nine months ended September 30, 2024, respectively, and 44% and 45% of the Company’s net revenue for the three and nine months ended September 30, 2023, respectively.
Note 4. Investments
Short-term investments:
The Company purchases U.S. Treasury bills, which are recorded in short-term investments in the accompanying condensed consolidated balance sheets. The Company is classifying these securities as held-to-maturity as management has the intent and ability to hold to maturity and as such, are carried at amortized cost. As of September 30, 2024 and 2023, the maturity dates of all U.S. Treasury bills were within 12 months. The Company reviews these securities for other-than-temporary impairment at least quarterly or when there are changes in credit risk or other potential valuation concerns. When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses related to these securities.

The following table summarizes the Company’s short-term investments:

	September 30, 2024	December 31, 2023
U.S. Treasury Bills:	(In millions)
Maturity	1 year or less	1 year or less

Amortized cost	$134.5	$129.9
Gross unrealized gains	0.4	0.2
Gross unrealized losses	—	—
Estimated fair value	$134.9	$130.1
Equity investments:
The Company has investments in equity securities, which are recorded in other assets in the accompanying condensed consolidated balance sheets amounting to $9.2 million and $6.2 million as of September 30, 2024 and December 31, 2023, respectively.
The Company records its investments in equity securities at historical cost if they do not have a readily determinable fair value. As of September 30, 2024 and December 31, 2023, the Company had $4.8 million and $6.0 million of investments in equity securities that were recorded at historical cost, respectively.
The remaining balance of investments were measured at fair value, and are considered Level 1 investments as the shares are publicly traded and have a readily determinable fair value. As of September 30, 2024 and December 31, 2023, the Company had $4.4 million and $0.2 million of investments in equity securities that are recorded at fair value, respectively. The increase in this amount was due to a conversion of a preferred stock investment to a common stock investment on June 25, 2024. As a result of the conversion, the investment went from being recorded at historical cost to being measured at fair value. The conversion resulted in a $3.8 million unrealized gain, which was recorded in other income, net in the accompanying condensed consolidated statements of operations.
The Company periodically reviews the investments for possible impairment. There was no impairment or observable price changes on the investments during the three months ended September 30, 2024 and 2023.
Note 5. Accounts Receivable
Accounts receivable consists of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Accounts receivable	$327.6	$383.4
Allowance for doubtful accounts	(3.7)	(2.2)
Total accounts receivable, net of allowance	$323.9	$381.2
The Company maintains credit insurance on certain accounts receivable balances to mitigate collection risk for these customers. The Company evaluates all accounts receivable for the allowance for doubtful accounts. During the three months ended September 30, 2024, the Company recorded an immaterial amount of bad debt expense. During the nine months ended September 30, 2024, the Company recorded a bad debt reduction of $0.5 million. During the three and nine months ended September 30, 2023, the Company recorded bad debt expense of $0.2 million and $0.9 million, respectively.
The following customers account for a significant portion of accounts receivable:

	September 30, 2024	December 31, 2023
Net receivables:
Customer A	26%	30%
Customer B	8	9
Customer A and Customer B are affiliates under common control with one another. Collectively, they comprised 34% and 39% of the Company’s total accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

Note 6. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Inventory on hand	$21.5	$3.0
Inventory in transit - outbound	3.7	3.3
Inventory in transit - inbound	23.9	0.5
Total inventory	$49.1	$6.8
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
The Company has the following significant concentrations related to suppliers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Inventory purchases:
Supplier A — related party	18%	34%	27%	35%
Supplier B	10	19	14	20
Supplier C	45	36	40	31
Supplier D	11	—	7	—
The Company currently obtains the majority of its products from these manufacturers. Although the Company can obtain products from other sources, the loss of a significant manufacturer could have a material impact on the Company’s financial condition and results of operations as the products that are being purchased may not be available on the same terms from another manufacturer.
The Company has also recorded other receivables of $0.2 million and $0.8 million due from these manufacturers as of September 30, 2024 and December 31, 2023, respectively. The other receivable balances are attributable to price protection and customer allowances as well as accrued royalties due in connection with the settlement of certain patent infringement cases for units shipped, which are indemnified by the Company’s manufacturers and are recognized at the time the aforementioned liabilities are incurred. The net effect is recorded in the condensed consolidated statements of operations as a reduction to cost of goods sold.
Recycling costs
The Company incurs recycling costs in order to comply with electronic waste recycling programs within certain states. These fees are assessed by the states using current market share and actual costs incurred on administration of such programs and are expensed as incurred. Recycling costs were $1.9 million and $4.4 million for the three and nine months ended September 30, 2024, respectively. Recycling costs were $2.3 million and $4.5 million for the three and nine months ended September 30, 2023, respectively. These amounts are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations.

Note 7. Property, Equipment and Software, Net
Property, equipment and software, net consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Land	$2.6	$2.6
Building	7.6	7.6
Machinery and equipment	1.1	1.1
Leasehold improvements	9.6	9.3
Furniture and fixtures	5.3	5.1
Computer and software	18.8	16.9
Construction in progress	0.9	0.4
Total property, equipment and software	45.9	43.0
Less accumulated depreciation and amortization	(28.4)	(23.3)
Total property, equipment and software, net	$17.5	$19.7
Depreciation and amortization expense was $1.7 million and $5.2 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $5.6 million for the three and nine months ended September 30, 2023, respectively.
Disposals of fully depreciated assets reduced property, equipment and software and accumulated depreciation and amortization by $0.1 million and $7.7 million as of September 30, 2024 and December 31, 2023, respectively. There was no impact to the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 or 2023.
Note 8. Capitalized Software
The Company’s capitalized software consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Capitalized software	$21.8	$21.8
Accumulated amortization	(3.3)	—
Capitalized software, net	$18.5	$21.8
The Company’s capitalized software is recorded in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. Amortization expense was $1.1 million and $3.3 million for the three and nine months ended September 30, 2024, respectively. There was no amortization expense for both the three and nine months ended September 30, 2023.
Note 9. Accrued Expenses
The Company’s accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
	(In millions)
Accrued price protection	$27.9	$33.4
Accrued other customer related expenses	51.4	55.8
Accrued supplier/partner related expenses	51.7	46.1
Accrued payroll expenses	44.3	40.8
Accrued other expenses	2.7	2.5
Total accrued expenses	$178.0	$178.6

Note 10. Accrued Royalties
A summary of future commitments on royalty obligations (including amounts currently accrued for under existing royalty agreements yet to be paid, as well as amounts that will become due in future periods relating to these existing arrangements) as of September 30, 2024 is as follows:

September 30, 2024
(In millions)
2024 (remaining)	$7.9
2025	12.7
2026	6.5
2027	6.0
2028	1.5
2029 and thereafter	—
Total	$34.6
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
Note 11. Leases
The Company has various non-cancelable operating leases for its corporate and satellite offices primarily in the United States. These leases expire at various times through 2029. The table below presents supplemental balance sheet information related to the Company’s operating leases as follows (in millions, except lease term and discount rate):

	Classification	September 30, 2024	December 31, 2023
Assets:
Right-of-use asset	Other assets	$13.3	$13.8
Liabilities:
Current portion of lease liabilities	Other current liabilities	$4.3	$3.5
Long-term portion of lease liabilities	Other long-term liabilities	$9.6	$11.0
Weighted-average remaining lease term		3.2	3.8
Weighted-average discount rate		6.8%	6.3%
Operating lease costs were $1.8 million and $5.2 million for the three and nine months ended September 30, 2024, respectively. Operating lease costs were $1.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively.

The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the condensed consolidated balance sheets as of September 30, 2024:

September 30, 2024
(In millions)
2024 (remainder)	$1.4
2025	5.4
2026	5.0
2027	2.9
2028	0.9
2029 and thereafter	0.3
Total minimum lease payments	15.9
Less imputed interest	(2.0)
Total lease liabilities	$13.9
Note 12. Commitments and Contingencies
Volume Commitments
Certain product supply agreements include a volume supply commitment on up to 13 weeks of inventory forecasted by the Company. Management provides periodic forecasts to manufacturers at which time they consider the first 13 weeks of supply to be committed. As of September 30, 2024, no liabilities were recorded related to this supply commitment.
Data Support Spend Commitments
The Company has agreements with outside companies to provide data support services, which include future spend commitments to continue to use the services provided. The committed future spend is as follows:

September 30, 2024
(In millions)
2024 (remainder)	$9.6
2025	39.7
2026	35.4
Total	$84.7
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
Fees related to the unused line of credit were not material in any of the periods presented. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no draws on the line of credit and the Company was in compliance with all debt covenants.
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

Note 13. Stockholders’ Equity
Preferred Stock
As of September 30, 2024, the Company had 100.0 million shares of undesignated preferred stock authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares.
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
Stock Option Awards
A summary of the Company’s stock option activity under the Plans as of September 30, 2024, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except years and per share amounts)
Outstanding at December 31, 2023	14.2	$7.72	6.5	$25.2
Granted	0.0	9.53
Exercised	(0.8)	4.14
Forfeited and expired	(0.2)	9.41
Outstanding at September 30, 2024	13.2	$7.92	5.9	$57.0
Options vested and exercisable at September 30, 2024	9.9	$7.33	5.3	$48.4
The grant date fair values of stock options are estimated using the Black-Scholes-Merton option pricing model.
The following provides information on the weighted-average assumptions used for stock options granted during the three and nine months ended September 30, 2024 and 2023 (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of options granted	—	0.1	—	1.3
Volatility	—%	45.9%	46.1%	45.9%
Expected term (years)	—	6.25 years	6.25 years	6.25 years
Dividend yield	—%	0.0%	0.0%	0.0%
Risk-free interest rate	—%	4.3%	4.3%	3.8%
Fair value of common stock	$—	$6.42	$9.53	$6.73
Grant date fair value per share determined using a Black-Scholes-Merton option pricing model for purposes of determining compensation expense	$—	$3.26	$4.85	$3.37
As of September 30, 2024, the Company had $10.3 million of unrecognized share-based compensation expense related to stock options, which the Company expects to recognize over a weighted average vesting period of approximately 1.6 years.
Restricted Stock Units
The grant date fair values of the Company's RSUs are determined based on the fair value of the Company's common stock on the date of grant.

A summary of the Company’s activity related to RSUs as of September 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2023	12.2	$8.89
Granted	1.3	9.27
Vested	(3.2)	10.04
Forfeited	(0.7)	8.97
Outstanding at September 30, 2024	9.6	$8.56
As of September 30, 2024, the Company had $69.8 million of unrecognized share-based compensation expense related to RSUs, which the Company expects to recognize over a weighted average vesting period of approximately 2.4 years.
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
During the period ended September 30, 2024, the performance period for PSUs granted in 2023 ended with an achievement level of 164%, which resulted in approximately 1.0 million PSUs in excess of the target number of PSUs becoming eligible to vest according to the service-based vesting schedule. No similar awards were outstanding as of September 30, 2023.
A summary of the Company’s activity related to PSUs as of September 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In millions)
Outstanding at December 31, 2023(1)	1.7	$6.72
Adjustment based on performance achievement (2)	1.0	6.72
Vested	(0.7)	6.72
Outstanding at September 30, 2024	2.0	$6.72
_________________________
(1) Represents the number of PSUs at target level of achievement of the market-based vesting condition, which equals 100% of the target number of PSUs.
(2) Represents the incremental number of PSUs eligible to vest, which equals an additional 64% of the target number of PSUs.
As of September 30, 2024, the Company had $4.4 million of unrecognized share-based compensation expense related to PSUs, which the Company expects to recognize over a weighted average vesting period of approximately 2.8 years.
Share-based Compensation Expense
Total share-based compensation expense was $11.6 million and $37.7 million for the three and nine months ended September 30, 2024, respectively. Total share-based compensation expense was $12.3 million and $30.4 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, $1.1 million and $3.2 million was included in cost of goods sold, respectively, and $2.0 million and $6.1 million was included in research and development expense, respectively, with the remaining amount included in selling, general and administrative expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, $0.9 million and $1.7 million is included in cost of goods sold, respectively, and $2.1 million and $4.1 million is included in research and development expense, respectively, with the remaining amount included in selling, general and administrative expense in the condensed consolidated statements of operations.
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
A summary of the Company’s activity related to cash incentive awards as of September 30, 2024 is presented below:

Award Value
(In millions)
Outstanding at December 31, 2023	$—
Granted	59.4
Vested	—
Forfeited	(1.3)
Outstanding at September 30, 2024	$58.1
As of September 30, 2024, the Company had $54.6 million of unrecognized compensation expense related to cash incentive awards, which the Company expects to recognize over a weighted average vesting period of approximately 3.8 years.
For the three and nine months ended September 30, 2024, the amount of cash incentive expense was $3.1 million and $3.6 million, respectively. For the three and nine months ended September 30, 2024, $0.2 million and $0.2 million was included in cost of goods sold, respectively, and $0.4 million and $0.5 million was included in research and development expense, respectively, with the remaining amount included in selling, general and administrative expense in the condensed consolidated statements of operations. There were no such awards for the three and nine months ended September 30, 2023. As of September 30, 2024, $3.6 million of accrued cash incentive liability is recorded in accrued expenses in the accompanying condensed consolidated balance sheets. There was no such liability as of September 30, 2023.
Note 15. Income Taxes
The Company recorded a tax benefit of $1.0 million, resulting in an effective tax rate of 198%, and a tax expense of $2.3 million, resulting in an effective tax rate of 14%, for the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recorded a tax benefit of $5.5 million resulting in an effective tax rate of 32%, and a tax expense of $9.9 million, resulting in an effective tax rate of 40% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The tax provision for the three months ended September 30, 2024 and September 30, 2023 includes a net income tax benefit of $0.5 million and a net income tax expense of $0.5 million, respectively, for discrete items primarily due to excess tax expense relating to share-based compensation. The tax provision for the nine months ended September 30, 2024 and September 30, 2023 includes a net income tax benefit of $1.5 million and a net income tax expense of $1.0 million, respectively, for discrete items primarily due to excess tax expense relating to share-based compensation.
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
Diluted earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of Class A and Class B common shares outstanding during the period, inclusive of the effect of potential common shares, if dilutive. For the nine months ended September 30, 2024, the potential dilutive shares were not included in the computation of diluted loss per common share as the effect of including these shares in the calculation would have been anti-dilutive. For the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, the potential dilutive shares relating to outstanding stock options were included in the computation of diluted earnings.

Basic and diluted income (loss) per share and the weighted-average shares outstanding have been computed for all periods as shown below:

	Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net income attributable to common stockholders - basic and diluted	$0.3	$0.2	$8.5	$5.3

Denominator:
Weighted-average common shares outstanding - basic	126.3	75.3	120.5	76.2
Weighted-average effect of dilutive securities	10.1	—	3.2	—
Weighted-average common shares outstanding - diluted	136.4	75.3	123.7	76.2

Net income per share attributable to Class A and Class B common stockholders:
Basic	$0.00	$0.00	$0.07	$0.07
Diluted	$0.00	$0.00	$0.07	$0.07
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	3.0		14.7

	Nine Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:	(In millions, except per share amounts)
Net (loss) income attributable to common stockholders - basic and diluted	$(7.1)	$(4.3)	$9.1	$5.9

Denominator:
Weighted-average common shares outstanding - basic	123.8	75.8	119.4	76.6
Weighted-average effect of dilutive securities	—	—	4.2	—
Weighted-average common shares outstanding - diluted	123.8	75.8	123.6	76.6

Net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	$(0.06)	$(0.06)	$0.08	$0.08
Diluted	$(0.06)	$(0.06)	$0.08	$0.08
Anti-dilutive equity awards under share-based award plans excluded from the determination of diluted EPS	5.9		13.3

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
Financial and operating results for the three months ended September 30, 2024 as compared to the corresponding period of last year included:
•Net revenue of $444.7 million, up 4%
•Platform+ net revenue of $197.0 million, up 26%
•Gross profit of $109.1 million, up 13%
•Platform+ gross profit of $115.8 million, up 16%
•Net income of $0.5 million, compared to $13.8 million
•Adjusted EBITDA of $8.8 million, which includes acquisition-related costs of $10.6 million and cash incentive awards in lieu of equity awards of $3.1 million in connection with our long-term incentive plan, compared to $26.9 million
•SmartCast Active Accounts of 19.1 million, up 7%
•SmartCast Hours of 5.8 billion, up 12%
•SmartCast Average Revenue Per User (“ARPU”) of $37.17, up 18%
Our Business Model
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
On March 25, 2024, following informal discussions with the Department of Justice (the “DOJ”) and the Federal Trade Commission (the “FTC” and together with the DOJ, the “Antitrust Agencies”), Walmart notified the Antitrust Agencies that Walmart would voluntarily withdraw and refile the Hart-Scott-Rodino (“HSR”) notification and report form for the Merger in order to give the Antitrust Agencies additional time to review the Merger. Walmart refiled the HSR notification and report form for the Merger on March 29, 2024. On April 29, 2024, VIZIO and Walmart each received a request for additional information and documentary material (the “Second Request”) from the FTC in connection with the FTC’s review of the Merger. VIZIO and Walmart expect to continue working cooperatively with the FTC as it conducts its review of the Merger.
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
Smart TV Shipments
We define Smart TV Shipments as the number of Smart TV units shipped to retailers or direct to consumers in a given period. Smart TV Shipments drive a significant portion of our net revenue and provide the foundation for increased adoption of our SmartCast operating system and the growth of our Platform+ net revenue. The growth rate between Smart TV Shipments and Device net revenue is not directly correlated because our Device net revenue can be impacted by other variables, such as the series and sizes of Smart TVs sold during the period, the introduction of new products as well as the number of sound bars shipped. For the three months ended September 30, 2024, our Smart TV Shipments totaled 1.0 million, a 5% year-over-year decrease. We expect Smart TV Shipments will fluctuate over time as consumer demand fluctuates, however, because the majority of our Smart TVs are not sold directly to consumers, changes in consumer demand or overall sales of Smart TVs in a given period may not directly correlate to Smart TV Shipments or our Device net revenue for that period. We may also experience changes in demand from the retailers that sell our products due to factors other than consumer demand, such as levels of retailer inventory.
SmartCast Active Accounts
We define SmartCast Active Accounts as the number of VIZIO Smart TVs where a user has activated the SmartCast operating system through an internet connection at least once in the past 30 days. We believe that the number of SmartCast Active Accounts is an important metric to measure the size of our engaged user base, the attractiveness and usability of our operating system, and subsequent monetization opportunities to increase our Platform+ net revenue. At September 30, 2024, SmartCast Active Accounts were 19.1 million, representing a 7% year-over-year increase. This metric excludes approximately 2.5 million televisions connected to the internet through our legacy operating system, VIZIO V.I.A. Plus, which we no longer ship. As we continue to improve and market our SmartCast service combined with the secular shift to OTT, we expect the number of SmartCast Active Accounts will grow as our platform becomes the place where consumers access all of the features of their Smart TV rather than connecting a cable box, satellite or other external device, though we expect the rate of growth will continue to decline over time.
Total VIZIO Hours
We define Total VIZIO Hours as the aggregate amount of time users spend utilizing our Smart TVs in any capacity. We believe this usage metric is critical to understanding our total potential monetization opportunities. For the three months ended September 30, 2024, Total VIZIO Hours were 9.5 billion, representing a 6% year-over-year increase.
SmartCast Hours
We define SmartCast Hours as the aggregate amount of time viewers engage with our SmartCast platform to stream content or access other applications. This metric reflects the size of the audience engaged with our operating system and indicates the growth and awareness of our platform. It is also a measure of the success of our offerings in addressing increased user demand for OTT streaming. Greater user engagement translates into increased revenue opportunities as we earn a significant portion of our Platform+ net revenue through advertising, which is influenced by the amount of time users spend on our platform. For the three months ended September 30, 2024, SmartCast Hours were 5.8 billion, representing a 12% year-over-year increase.
SmartCast ARPU
We define SmartCast ARPU as total Platform+ net revenue, less revenue attributable to legacy VIZIO V.I.A. Plus units, during the preceding four quarters divided by the average of (i) the number of SmartCast Active Accounts at the end of the current period; and (ii) the number of SmartCast Active Accounts at the end of the corresponding prior year period. SmartCast ARPU indicates the level at which we are monetizing our SmartCast Active Account user base. Growth in SmartCast ARPU is driven significantly by our ability to add users to our platform and our ability to monetize those users. SmartCast ARPU at September 30, 2024 was $37.17, representing a 18% year-over-year increase.

The following table presents a comparison of these key operational metrics for the three months ended September 30, 2024 and the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023
	(In millions, except SmartCast ARPU)
Smart TV Shipments	1.0	1.1
SmartCast Active Accounts (as of)	19.1	17.9
Total VIZIO Hours	9,468	8,913
SmartCast Hours	5,771	5,153
SmartCast ARPU	$37.17	$31.55
Non-GAAP Financial Measure
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our business.
Adjusted EBITDA
We define Adjusted EBITDA as total net income (loss) before interest income, net, other income (expense), net, (benefit from) provision for income taxes, depreciation and amortization and share-based compensation. We consider Adjusted EBITDA to be an important metric to assess our operating performance and to help us to manage our working capital needs. Utilizing Adjusted EBITDA, we can identify and evaluate trends in our business as well as provide investors with consistency and comparability to facilitate period-to-period comparisons of our business. We expect Adjusted EBITDA to fluctuate in absolute dollars and as a percentage of net revenue in the near term and increase in the long term as we scale our business and realize greater operating leverage.
For the three months ended September 30, 2024, our net income was $0.5 million compared to a net income of $13.8 million for the same period in the prior year, and Adjusted EBITDA was $8.8 million, compared to $26.9 million, for the same period in the prior year.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited, in millions)
Net income (loss)	$0.5	$13.8	$(11.4)	$15.0
Adjusted to exclude the following:
Interest income, net	(4.0)	(3.5)	(11.1)	(9.0)
Other income (expense), net	(1.1)	0.1	(4.4)	(0.1)
(Benefit from) provision for income taxes	(1.0)	2.3	(5.5)	9.9
Depreciation and amortization	2.8	1.9	8.4	5.6
Share-based compensation	11.6	12.3	37.7	30.4
Adjusted EBITDA[1]	$8.8	$26.9	$13.7	$51.8
_________________________
1 For the three months ended September 30, 2024, Adjusted EBITDA includes acquisition-related costs of $10.6 million and cash incentive awards in lieu of equity awards of $3.1 million in connection with our long-term incentive plan. For the nine months ended September 30, 2024, Adjusted EBITDA includes acquisition-related costs of $24.7 million and cash incentive awards in lieu of equity awards of $3.6 million in connection with our long-term incentive plan.

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
Should actual events or results differ from our current expectations, charges or credits to our benefit from income taxes may become necessary.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited, in millions)
Net revenue:
Device	$247.7	$270.0	$709.9	$753.4
Platform+	197.0	156.2	526.0	423.9
Total net revenue	444.7	426.2	1,235.9	1,177.3
Cost of goods sold:
Device	254.4	273.3	723.0	754.7
Platform+	81.2	56.4	223.3	164.5
Total cost of goods sold	335.6	329.7	946.3	919.2
Gross profit:
Device	(6.7)	(3.3)	(13.1)	(1.3)
Platform+	115.8	99.8	302.7	259.4
Total gross profit	109.1	96.5	289.6	258.1
Operating expenses:
Selling, general and administrative	85.2	63.6	241.1	180.4
Marketing	11.5	9.2	29.8	26.9
Research and development	16.8	9.8	47.4	31.7
Depreciation and amortization	1.2	1.2	3.7	3.3
Total operating expenses	114.7	83.8	322.0	242.3
(Loss) income from operations	(5.6)	12.7	(32.4)	15.8
Interest income, net	4.0	3.5	11.1	9.0
Other income (expense), net	1.1	(0.1)	4.4	0.1
Total non-operating income, net	5.1	3.4	15.5	9.1
(Loss) income before income taxes	(0.5)	16.1	(16.9)	24.9
(Benefit from) provision for income taxes	(1.0)	2.3	(5.5)	9.9
Net income (loss)	$0.5	$13.8	$(11.4)	$15.0
Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023
Net revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Net revenue:
Device	$247.7	$270.0	$(22.3)	(8)%	$709.9	$753.4	$(43.5)	(6)%
Platform+	197.0	156.2	40.8	26%	526.0	423.9	102.1	24%
Total net revenue	$444.7	$426.2	$18.5	4%	$1,235.9	$1,177.3	$58.6	5%
Device net revenue
Device net revenue decreased $22.3 million, or 8%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease in Device net revenue was primarily due to lower Smart TV and sound bar shipments.
Device net revenue decreased $43.5 million, or 6%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease in Device net revenue was primarily due to lower sound bar and Smart TV shipments and lower average unit price for both Smart TVs and sound bars.

Platform+ net revenue
Platform+ net revenue increased $40.8 million, or 26%, for the three months ended September 30, 2024, as compared to the same period in 2023. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $38.1 million, or 31%, from $122.9 million and an increase in non-advertising revenue of $2.7 million, or 8%, from $33.3 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from content distribution.
Platform+ net revenue increased $102.1 million, or 24%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase in Platform+ net revenue was primarily due to an increase in advertising revenue of $95.3 million, or 29%, from $325.9 million and an increase in non-advertising revenue of $6.7 million, or 7%, from $98.1 million. The increase in advertising revenue was driven in part by an increase in SmartCast Active Accounts and SmartCast Hours as well as expansion in Direct Advertising Relationships. The increase in non-advertising revenue was due to increased revenue generated from content distribution and data licensing.
Cost of goods sold, gross profit and gross margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Cost of goods sold:
Device	$254.4	$273.3	$(18.9)	(7)%	$723.0	$754.7	$(31.7)	(4)%
Platform+	81.2	56.4	24.8	44%	223.3	164.5	58.8	36%
Total cost of goods sold	$335.6	$329.7	$5.9	2%	$946.3	$919.2	$27.1	3%
Gross profit:
Device	$(6.7)	$(3.3)	$(3.4)	NM	$(13.1)	$(1.3)	$(11.8)	NM
Platform+	115.8	99.8	16.0	16%	302.7	259.4	43.3	17%
Total gross profit	$109.1	$96.5	$12.6	13%	$289.6	$258.1	$31.5	12%
Gross margin:
Device gross margin	(2.7)%	(1.2)%			(1.8)%	(0.2)%
Platform+ gross margin	58.8%	63.9%			57.5%	61.2%
Total gross margin	24.5%	22.6%			23.4%	21.9%
_________________________
NM-Not meaningful
Device cost of goods sold, Device gross profit, and Device gross margin
Device cost of goods sold decreased $18.9 million, or 7%, for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to lower Smart TV shipments and sound bar shipments. Device gross margin decreased to (2.7)% for the three months ended September 30, 2024, as compared to (1.2)% in the same period in 2023 due to decreases in gross margins for both sound bars and Smart TVs due to lower average price per unit in both Smart TVs and sound bars and higher sound bar average cost per unit.
Device cost of goods sold decreased $31.7 million, or 4%, for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to lower sound bar and Smart TV shipments as well as lower sound bar average cost per unit. Device gross margin decreased to (1.8)% for the nine months ended September 30, 2024, as compared to (0.2)% in the same period in 2023, primarily due to lower Smart TV gross margin.
Platform+ cost of goods sold, Platform+ gross profit, and Platform+ gross margin
Platform+ cost of goods sold increased $24.8 million, or 44%, for the three months ended September 30, 2024, as compared to the same period in 2023. The increase in Platform+ cost of goods sold was primarily due to increases in advertising and engineering costs. Platform+ gross margin decreased to 58.8% for the three months ended September 30, 2024, as compared to 63.9% in the same period in 2023 due to a greater mix of video revenue in which a share of revenue is paid to our inventory and content partners.
Platform+ cost of goods sold increased $58.8 million, or 36%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase in Platform+ cost of goods sold was primarily due to increases in advertising, engineering costs and hosting fees. Platform+ gross margin decreased to 57.5% for the nine months ended September 30, 2024, as compared to 61.2% in the same period in 2023 due to a greater mix of video revenue in which a share of revenue is paid to our inventory and content partners.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Selling, general and administrative	$85.2	$63.6	$21.6	34%	$241.1	$180.4	$60.7	34%
Marketing	11.5	9.2	2.3	25%	29.8	26.9	2.9	11%
Research and development	16.8	9.8	7.0	71%	47.4	31.7	15.7	50%
Depreciation and amortization	1.2	1.2	—	—%	3.7	3.3	0.4	12%
Total operating expenses	$114.7	$83.8	$30.9	37%	$322.0	$242.3	$79.7	33%
Selling, general and administrative
Selling, general and administrative expenses increased $21.6 million, or 34%, for the three months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to higher personnel cost of $9.2 million due to continued investment in our Platform+ business, $10.6 million higher acquisition-related costs including legal and other professional fees and higher cash incentive awards in lieu of equity awards.

Selling, general and administrative expenses increased $60.7 million, or 34%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to higher personnel cost of $28.9 million due to continued investment in our Platform+ business, $24.7 million higher acquisition-related costs including legal, other professional fees and labor, higher share-based compensation expense and cash incentive awards in lieu of equity awards.
Marketing
Marketing expenses increased $2.3 million, or 25%, for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to higher merchandise costs.
Marketing expenses increased $2.9 million, or 11%, for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to higher merchandise and media costs.
Research and development
Research and development expenses increased $7.0 million, or 71%, for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Research and development expenses increased $15.7 million, or 50%, for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increased personnel costs as we continue to invest in the development of Platform+.
Depreciation and amortization
Depreciation and amortization expense was flat for the three months ended September 30, 2024, as compared to the same period in 2023.
Depreciation and amortization expense increased $0.4 million, or 12%, for the nine months ended September 30, 2024, as compared to the same period in 2023, due to leasehold improvements at our corporate headquarters.

Non-operating income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
Interest income, net	$4.0	$3.5	$0.5	14%	$11.1	$9.0	$2.1	23%
Other income (expense), net	1.1	(0.1)	1.2	NM	4.4	0.1	4.3	NM
Total non-operating income, net	$5.1	$3.4	$1.7	50%	$15.5	$9.1	$6.4	70%
_________________________
NM-Not meaningful
Interest income, net increased $0.5 million for the three months ended September 30, 2024 as compared to the same period in 2023.
Interest income, net increased $2.1 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to higher interest rates in our cash, cash equivalents and short-term investments.
Other income (expense), net increased $1.2 million for the three months ended September 30, 2024 as compared to the same period in 2023, primarily due to unrealized gain on equity investments.
Other income (expense), net increased $4.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to unrealized gain on equity investments.
(Benefit from) provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Unaudited, in millions except percentages)
(Benefit from) provision for income taxes	$(1.0)	$2.3	$(3.3)	NM	$(5.5)	$9.9	$(15.4)	NM
Effective tax rate	198%	14%			32%	40%		—%
We recorded a tax benefit of $1.0 million, resulting in an effective tax rate of 198%, and a tax expense of $2.3 million, resulting in an effective tax rate of 14%, for the three months ended September 30, 2024 and September 30, 2023, respectively. We recorded a tax benefit of $5.5 million, resulting in an effective tax rate of 32%, and a tax expense of $9.9 million, resulting in an effective tax rate of 40% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The tax provision for the three months ended September 30, 2024 and September 30, 2023 includes a net income tax benefit of $0.5 million and a net income tax expense of $0.5 million, respectively, for discrete items primarily due to excess tax expense relating to share-based compensation. The tax provision for the nine months ended September 30, 2024 and September 30, 2023 includes a net income tax benefit of $1.5 million and a net income tax expense of $1.0 million, respectively, for discrete items primarily due to excess tax expense relating to share-based compensation.
Backlog
We do not believe that our backlog of orders is meaningful as of any particular date or indicative of future sales, as our retailers can change or cancel orders with little or no penalty and limited advance notice prior to shipment.
Liquidity and Capital Resources
To date, our primary cash needs have been for working capital purposes and to a lesser extent, capital expenditures, acquisitions and cash dividends. We have historically funded our business through cash flows generated from operations and the issuance of common stock, as described below. As we continue to grow our business and invest in the development of our Platform+ business, we may need higher levels of working capital.
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents and short-term investments of $359.0 million and $351.5 million, respectively. We believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements may vary materially from our current expectations and will depend on many factors, including the growth of our business, the timing and extent of spending on various business initiatives, including investment in our Platform+ offerings, the timing of new product introductions, market acceptance of our products and overall macroeconomic and geopolitical conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to obtain such financing on terms acceptable to us or at all. To the extent that we issue equity or convertible debt securities in the future, there will be further dilution to our investors. Further, any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The following table sets forth the major components of our condensed consolidated statements of cash flows data for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(Unaudited, in millions)
Net cash used in operating activities	$(1.1)	$(15.1)
Net cash used in investing activities	(0.5)	(60.6)
Net cash provided by financing activities	4.6	2.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents	$2.9	$(73.2)
Cash flows from operating activities
Cash flows from operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, share-based compensation expense, change in allowance for doubtful accounts, and other non-cash related items as well as the effect of changes in working capital and other activities.
For the nine months ended September 30, 2024, net cash used in operating activities was $1.1 million, consisting of net loss of $11.4 million adjusted for non-cash expenses of $40.1 million offset by an unrealized gain on an equity investment of $3.0 million and realized gains from sales of investments of $1.5 million. Changes in operating assets and liabilities represented a $25.3 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties, increase in inventories, and increase in income tax receivable partially offset by an increase in accounts payable and decrease in accounts receivable.
For the nine months ended September 30, 2023, net cash used in operating activities was $15.1 million, consisting of net income of $15.0 million adjusted for non-cash expenses of $33.6 million. Changes in operating assets and liabilities represented a $63.7 million use of cash, primarily driven by changes in working capital, including decreases in accounts payable due to related parties and accrued expenses, and increases in other assets partially offset by an increase in accounts payable and decrease in accounts receivable.
Cash flows from investing activities
For the nine months ended September 30, 2024, our net cash used in investing activities was $0.5 million, primarily due to the purchase of short-term investments in treasury bills and the purchase of property and equipment to support our growing organization, partially offset by the maturation of treasury bills and sale of an equity investment. For the nine months ended September 30, 2023, our net cash used in investing activities was $60.6 million, primarily due to the purchase of short-term investments in treasury bills.
We expect that we will make capital expenditures and investments in the future, primarily on leasehold improvements and software development costs, potential build-out of our corporate offices, as well as additional IT infrastructure, all of which will be done to support our future growth.
Cash flows from financing activities
For the nine months ended September 30, 2024, our net cash provided by financing activities was $4.6 million, and was primarily related to cash proceeds received from the exercise of employee stock options.
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
In connection with these existing license agreements as well as existing or potential settlement arrangements, we recorded an aggregate accrual of $29.3 million for all historical product sales as of September 30, 2024. Historically, we have been contractually indemnified and reimbursed by our manufacturers for most intellectual property royalty obligations and commitments. We will make future payments for the licensed technologies with funding received from the manufacturers, either through direct reimbursement from the manufacturers or payment of the net purchase price, as these royalty payments become due. In certain circumstances, we have the contractual ability to renegotiate the annual license fee in future years if certain unit sales volumes are not met in a given year. As of September 30, 2024, we expect our future payments to total $34.6 million, which we expect to pay over a period of one to five years.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company's quantitative and qualitative disclosures about market risk are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K. There have been no significant changes to our risks during the nine months ended September 30, 2024.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
We had no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 19, 2024, we entered into the Merger Agreement with Walmart. Pursuant to the Merger Agreement, Walmart agreed to acquire VIZIO for $11.50 per share of our common stock. Consummation of the Merger is subject to the terms, and the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, the expiration or termination of the waiting period under the HSR Act. On March 25, 2024, following informal discussions with the Antitrust Agencies, Walmart notified the Antitrust Agencies that Walmart would voluntarily withdraw and refile the HSR notification and report form for the Merger in order to give the Antitrust Agencies additional time to review the Merger. Walmart refiled the HSR notification and report form for the Merger on March 29, 2024. On April 29, 2024, VIZIO and Walmart each received a Second Request from the FTC in connection with the FTC’s review of the Merger.VIZIO and Walmart expect to continue working cooperatively with the FTC as it conducts its review of the Merger. There is no assurance that the remaining conditions to closing the Merger, including the expiration or termination of the waiting period under the HSR Act, will be satisfied or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
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
While we are evaluating other devices and services to add to and diversify our offerings, we may not be successful in identifying or executing on such opportunities, and we expect sales of televisions to continue to represent a substantial portion of our total net revenue for the foreseeable future. In addition, certain of our other new device offerings in the past, including sound bars, have been complementary to Smart TV purchases, and sales of such devices are correlated with Smart TV purchases. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell our Smart TVs.
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
Platform+ is at an early stage and has experienced recent rapid growth, which may not be indicative of future growth. Platform+ net revenue was $197.0 million and $156.2 million for the three months ended September 30, 2024 and 2023, respectively. You should not rely on our growth in any prior period as an indication of our future performance, as we may not be able to sustain our current growth rate in the future. For example, although we experienced significant growth of Platform+ net revenue of 25% from fiscal year 2022 to 2023, this was not as high as the growth rate of Platform+ net revenue of 55% from fiscal year 2021 to 2022, and our growth rate may decrease again in the future. Even if our Platform+ net revenue continues to increase, we expect that our Platform+ net revenue growth rate may continue to decline in the future as a result of a variety of factors, including the saturation of our markets.
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
We do not develop certain of the technologies incorporated into and necessary for the operation and functionality of our devices. We rely on non-exclusive license rights from third parties for these technologies. We also license technology on a non-exclusive basis that is necessary to comply with various data compression, broadcast and wireless standards. Because the intellectual property we license is available to our competitors from third parties, barriers to entry for our competitors are lower than if we owned exclusive rights to the technology we license and use or if we had separately developed patented technology. In some cases, the owners of the intellectual property that we license routinely license the same or similar intellectual property to our competitors, such as Dolby, and HEVC/H.265 patents licensed through Via Licensing Alliance. If a competitor enters into an exclusive arrangement with any of our third-party technology providers, or we are unable to continue to license or replace technologies we use following the expiration or termination of a license, our ability to develop and sell devices or services containing that technology could be severely limited. Our ability to continue licensing technology from a licensor after the expiration or termination of a license could also become more limited in the future for a variety of reasons, such as the licensor being acquired by one of our competitors. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our devices. Our success will also depend in part on our continued ability to access these technologies on commercially reasonable terms. Upon expiration of these agreements, we are required to re-negotiate and renew them in order to continue to access these technologies. We have in the past been, and may in the future be, unable to reach a satisfactory agreement before our existing license agreements have expired. In some instances, we may be required by third parties to maintain licenses to certain third-party technologies, and failure to do so may cause us to lose business relationships or revenue. If we are unable to enter into or renew the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, our business, financial condition and results of operations may be harmed. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing our devices, which may harm our business, financial condition and results of operations.
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
These comprehensive privacy statutes share similarities with the CCPA by introducing new data privacy rights and obligations. The U.S. federal government also is contemplating federal privacy legislation. New and evolving state privacy laws have required and will require us to incur additional costs and expenses in an effort to comply with them. These new state privacy laws, and any other state or federal legislation that is enacted, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business. In addition, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. All 50 states have laws including obligations to provide notification of security breaches of computer databases that contain certain types of personal information to affected individuals, state officers and others.
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
Item 5. Other Information
(a)    None
(b)     None
(c)    Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated as of February 19, 2024, by and among Walmart Inc., Vista Acquisition Corp. and VIZIO Holding Corp.	8-K	001-40271	2.1	2/20/2024
10.1#	Form of Support Agreement	8-K	001-40271	10.1	2/20/2024
10.2#	Form of Support Agreement	8-K	001-40271	10.2	2/20/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VIZIO Holding Corp.

Date: November 6, 2024	By:	/s/ William Wang
William Wang
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Adam Townsend
Adam Townsend
Chief Financial Officer
(Principal Financial Officer)